Form 10-Q
period 2012-03-25
Tumi Holdings, Inc.
filed 2012-05-23
CIK 1535031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-35495

Tumi Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3799139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Durham Ave., South Plainfield, NJ	07080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 756-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 23, 2012
Common Stock, $0.01 Par Value	67,866,667 shares

TUMI HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Tumi’s current views with respect to, among other things, future events and performance. These statements may discuss our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. Tumi generally identifies forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth under “Risk Factors.” Forward-looking statements speak only as of the date on which they are made. Tumi expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 25, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,544	$32,735
Accounts receivable, less allowance for doubtful accounts of approximately $473 and $462 at March 25, 2012 and December 31, 2011, respectively	22,224	22,833
Other receivables	1,841	1,724
Inventories	63,061	60,456
Prepaid expenses and other current assets	3,744	3,056
Deferred offering costs	3,422	1,996
Deferred tax assets, current	2,218	2,218

Total current assets	127,054	125,018

Property, plant and equipment, net	36,799	36,500
Deferred tax assets, noncurrent	2,046	2,046
Joint venture investment	2,386	2,122
Goodwill	142,773	142,773
Intangible assets, net	131,151	131,219
Deferred financing costs, net of accumulated amortization of $2,633 and $2,539 at March 25, 2012 and December 31, 2011, respectively	826	920
Other assets	5,290	5,743

Total assets	$448,325	$446,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Condensed Consolidated Balance Sheets (continued)

(In thousands, except share and per share data)

	March 25, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$23,982	$27,308
Accrued expenses	23,464	26,683
Current portion of long-term debt	16,000	12,000
Income taxes payable	2,800	4,324

Total current liabilities	66,246	70,315

Long-term debt	48,000	52,000
Other long-term liabilities	6,582	6,257
Mandatorily redeemable preferred stock and preferred equity interests	257,715	251,429
Deferred tax liabilities	47,623	47,623

Total liabilities	426,166	427,624

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 52,536,252 shares authorized and issued; 52,536,224 shares outstanding	525	525
Additional paid-in capital	48,968	48,968
Treasury stock, at cost	(174)	(174)
Accumulated deficit	(26,720)	(29,617)
Accumulated other comprehensive loss	(440)	(985)

Total stockholders’ equity	22,159	18,717

Total liabilities and stockholders’ equity	$448,325	$446,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended
	March 25, 2012	March 27, 2011
	(unaudited)

Net sales	$80,021	$65,917
Cost of sales	34,616	28,779

Gross margin	45,405	37,138

OPERATING EXPENSES
Selling	4,988	4,322
Marketing	2,740	2,973
Retail operations	17,149	14,454
General and administrative	7,252	6,006

Total operating expenses	32,129	27,755

Operating income	13,276	9,383

OTHER (EXPENSES) INCOME
Interest expense	(517)	(781)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	(6,286)	(5,714)
Earnings from joint venture investment	264	27
Foreign exchange (losses) gains	(11)	366
Other non-operating income	172	14

Total other expenses	(6,378)	(6,088)

Income before income taxes	6,898	3,295
Provision for income taxes	4,001	3,378

Net income (loss)	$2,897	$(83)

Weighted average common shares outstanding:
Basic and diluted	52,536,224	52,536,224

Basic and diluted earnings (loss) per common share	$0.06	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	March 25, 2012	March 27, 2011
	(unaudited)

Net income (loss)	$2,897	$(83)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	545	881

Comprehensive income	$3,442	$798

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 25, 2012	March 27, 2011
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,897	$(83)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,609	2,458
Amortization of deferred financing costs	93	208
Allowance for doubtful accounts	10	(74)
Joint venture earnings	(264)	(27)
Loss on disposal of fixed assets	493	—
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	6,286	5,714
Other non-cash charges	117	(379)
Changes in operating assets and liabilities
Accounts receivable	701	(2,491)
Other receivables	(106)	(495)
Inventories	(2,487)	(623)
Prepaid expenses and other current assets	(669)	(702)
Other assets	549	938
Accounts payable	(3,389)	(1,087)
Accrued expenses	(3,371)	(3,352)
Income taxes payable	(1,524)	(1,078)
Other liabilities	316	(119)

Total adjustments	(636)	(1,109)

Net cash provided by (used in) operating activities	2,261	(1,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,496)	(2,821)

Net cash used in investing activities	(3,496)	(2,821)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

	Three Months Ended
	March 25, 2012	March 27, 2011
	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments received on stockholder loans	$—	$6
Payments for deferred offering costs	(1,003)	—

Net cash (used in) provided by financing activities	(1,003)	6

Effect of exchange rate changes on cash	47	158

Net decrease in cash and cash equivalents	(2,191)	(3,849)
Cash and cash equivalents at beginning of period	32,735	19,209

Cash and cash equivalents at end of period	$30,544	$15,360

Supplemental disclosures of cash flow information:
Noncash investing activity—property, plant and equipment obligations	$2,822	$1,064

Noncash financing activity—deferred offering costs obligations	$2,281	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.	BASIS OF PRESENTATION AND ORGANIZATION

Nature of Operations

Tumi Holdings, Inc. (together with its subsidiaries, the “Company”) is a leading designer, producer and marketer of a comprehensive line of travel and business products and accessories in multiple categories. As of March 25, 2012, the Company also included its controlled affiliate, Tumi II, LLC (the “LLC”), which was merged with and into Tumi Holdings, Inc., with Tumi Holdings, Inc. continuing as the surviving corporation, in April 2012 (See Note 16, Subsequent Events). The Company’s product offerings include travel bags, business cases, totes, handbags, business and travel accessories and small leather goods. The Company designs its products for, and markets its products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status and durability of Tumi products. The Company sells its products through a network of company-owned retail stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. The Company has approximately 1,600 points of distribution in over 70 countries, and its global distribution network is enhanced by the use of its three logistics facilities located in the United States, Europe and Asia. The Company designs its products in its U.S. design studios and selectively collaborates with well-known, international industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean.

Initial Public Offering

The Company completed an initial public offering (the “IPO” or “offering”) of its common shares in April 2012. See Note 16, Subsequent Events, for disclosures related to the IPO and other related transactions.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) (the “Prospectus”) under the Securities Act of 1933 (the “Securities Act”) on April 20, 2012.

The condensed consolidated balance sheet as of December 31, 2011 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by US GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the full year 2012 or any future period.

Reporting Periods

The Company’s unaudited interim condensed consolidated financial statement reporting periods are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, except for the fourth quarter which always ends on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2012 and 2011 and ended on March 25, 2012 and March 27, 2011, respectively.

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangibles, allowance for doubtful accounts, adjustments for slow moving and obsolete inventory, accrued warranties, realization of deferred tax assets and useful lives of assets. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The total excess of balances in U.S. bank accounts over the Federal Deposit Insurance Company limit effective March 25, 2012 was approximately $5,023,000. The total balance in international bank accounts at March 25, 2012 was approximately $3,117,000.

Fair Value Measurements

The Company applies the Financial Accounting Standards Board’s (the “FASB”) guidance for “Fair Value Measurements.” Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. The hierarchy of those valuation approaches is broken down into three levels based on the reliability of inputs as follows:

Level 1—	Inputs that are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The valuation under this approach does not entail a significant degree of judgment.

Level 2—	Inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures.

Level 3—	Inputs that are unobservable for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill, intangible assets and property, plant and equipment. To measure fair value for such assets, the Company uses techniques including discounted expected future cash flows (“DCF”) (Level 3 input). A DCF analysis calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit or asset and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows.

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, the Company’s variable interest rate credit facility (See Note 9, Credit Facility) and mandatorily redeemable preferred stock and preferred equity interests were reasonable estimates of their fair value as of March 25, 2012. If measured at fair value in the financial statements, the Company’s variable interest rate current credit facility would be classified as Level 2 in the fair value hierarchy and the Company’s mandatorily redeemable preferred stock and preferred equity interests would be classified as Level 3 in the fair value hierarchy. The Company’s mandatorily redeemable preferred stock and preferred equity interests (See Note 12, Mandatorily Redeemable Preferred Stock and Preferred Equity Interests) were repurchased at carrying value (inclusive of all accrued dividends) in connection with the Company’s IPO in April 2012 (See Note 16, Subsequent Events).

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements were also amended. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted the amended guidance effective January 1, 2012 and it did not have a material effect on its condensed consolidated financial statements.

In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company adopted the amended guidance effective January 1, 2012 and it did not have a material effect on its condensed consolidated financial statements.

3.	STOCKHOLDERS’ EQUITY

Activity for the three months ended March 25, 2012 in the accounts of Stockholders’ Equity is summarized below:

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Additional Paid- in Capital	Treasury Stock	Accumulated Deficit
	(In thousands, except share data)
Balance as of January 1, 2012	52,536,252	$525	$48,968	$(174)	$(29,617)	$(985)	$18,717
Net income	—	—	—	—	2,897	—	2,897
Foreign currency translation adjustment	—	—	—	—	—	545	545

Balance as of March 25, 2012	52,536,252	$525	$48,968	$(174)	$(26,720)	$(440)	$22,159

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The balance in accumulated other comprehensive income (loss) consists only of foreign currency translation adjustments.

See Note 16, Subsequent Events, for disclosures relating to common shares issued and net proceeds received in connection with the Company’s IPO as well as common stock splits that occurred in April 2012.

4.	INVENTORIES

Inventories consist of the following:

	March 25, 2012	December 31, 2011
	(In thousands)
Raw materials	$290	$242
Finished goods	62,771	60,214

Total inventories	$63,061	$60,456

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

		March 25, 2012	December 31, 2011
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	3,429	3,429
Leasehold and store enhancements	5 to 10 years	62,708	62,079
Furniture, computers and equipment	3 to 5 years	14,689	14,185
Capitalized software	5 years	2,128	2,128
Fixtures, dies and autos	3 to 5 years	18,229	17,603
Construction in progress		3,884	3,553

		105,552	103,462
Less accumulated depreciation and amortization		(68,753)	(66,962)

		$36,799	$36,500

Depreciation and amortization expense on property, plant and equipment was $2,541,000 and $2,399,000 for the three months ended March 25, 2012 and March 27, 2011, respectively.

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Notes to the Condensed Consolidated Financial Statements

(unaudited)

6.	JOINT VENTURE INVESTMENT

Tumi Japan

In June 2003, the Company entered into a Joint Venture Agreement with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”). The purpose of Tumi Japan is to sell, promote and distribute the Company’s products in Japan. This investment is accounted for under the equity method.

Sales to Itochu during the three months ended March 25, 2012 and March 27, 2011 were $2,717,000 and $2,443,000, respectively. As of March 25, 2012, the Company had accounts receivable due from Itochu of $2,183,000.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The balance of goodwill and the classification by segment has not changed from December 31, 2011. For the three months ended March 25, 2012, there were no changes to intangible assets other than amortization expense recorded of $68,000.

8.	ACCRUED WARRANTIES

The Company provides its customers with a product warranty subsequent to the sale of its products. The Company recognizes estimated costs associated with the limited warranty at the time of sale of its products. The warranty reserve is based on historical experience. The activity in the warranty reserve account was as follows:

Three Months Ended March 25, 2012
(In thousands)
Liability, beginning of period	$6,212
Provision for warranties	767
Warranty claims	(661)

Liability, end of period	$6,318

9.	CREDIT FACILITY

Credit Facility in Effect as of March 25, 2012

As of March 25, 2012, the Company had $64,000,000 outstanding under its then-current debt facility, including the current portion of $16,000,000. As of March 25, 2012, the facility bore interest at the market LIBOR rate (0.58%) plus 175 basis points. The Company had no borrowings under its revolving credit line as of March 25, 2012, however the Company had utilized $250,000 under the facility for letters of credit and, accordingly, the unused portion was $9,750,000 as of March 25, 2012. The then-current debt facility was amended effective April 4, 2012. See Note 16, Subsequent Events, for further disclosures relating to the Amended Credit Facility.

Debt Covenants

The credit facility in effect as of March 25, 2012 contained covenants that required maintenance of certain financial ratios, required payment of all usual and customary payables, restricted, by means of a threshold, the Company’s capital expenditures, lease arrangements and the ability to make loans to third parties, and required timely submission of audited financial statements. The Company was in compliance in all material respects with all such covenants as of March 25, 2012.

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Notes to the Condensed Consolidated Financial Statements

(unaudited)

10.	COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

Bonus Agreement

Pursuant to an amended and restated letter agreement dated July 8, 2009, the Company’s Chief Executive Officer (“CEO”) is entitled to receive a special bonus in connection with the completion of a qualified sale event or initial public offering that results in an enterprise value of the Company of $600,000,000 or greater. Based on the enterprise value of the Company at the time of the IPO, the special bonus was paid and expensed in April 2012 in the amount of $5,511,693 (See Note 16, Subsequent Events).

11.	INCOME TAXES

Income tax expense in 2012 is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period. The Company’s consolidated effective tax rate in respect of continuing operations for the three months ended March 25, 2012 and March 27, 2011 was 58.0% and 102.5%, respectively.

The annual effective tax rate does not consider the effect of the IPO and related reorganizational transactions (including the repurchase of all outstanding and mandatorily redeemable preferred stock and preferred equity interests), as this event occurred after the end of the first fiscal quarter. The Company estimates that the estimated annual effective tax rate considering the IPO would be 43.3%.

12.	MANDATORILY REDEEMABLE PREFERRED STOCK AND PREFERRED EQUITY INTERESTS

As of March 25, 2012 and December 31, 2011 there were 77,500 shares of mandatorily redeemable Series A preferred stock authorized with a par value of $0.01 per share, of which 77,500 were issued and outstanding with a subscription price of $77,500,000. In addition, there were 50,000 preferred equity interest units with a subscription price of $50,000,000.

Accumulated preferred dividends as of March 25, 2012 and December 31, 2011 were $130,215,000 and $123,929,000, respectively. The accumulated preferred dividends per preferred share equivalents were $1,021.29 and $971.99 as of March 25, 2012 and December 31, 2011, respectively. Other than accrued dividends, there were no changes to the carrying amount of the mandatorily redeemable preferred stock and preferred equity interests for all periods presented.

The carrying amount, liquidation preference and redemption amounts per preferred share equivalents were $2,021.29 and $1,971.99 as of March 25, 2012 and December 31, 2011, respectively.

All of the Company’s preferred stock and preferred equity interests were repurchased at carrying value (inclusive of all accrued dividends) in connection with the Company’s IPO in April 2012 (See Note 16, Subsequent Events).

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Notes to the Condensed Consolidated Financial Statements

(unaudited)

13.	EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per common share for the three months ended March 25, 2012 and March 27, 2011:

	Three Months Ended
	March 25, 2012	March 27, 2011
	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$2,897	$(83)
Denominator:
Basic and diluted weighted average common shares outstanding	52,536,224	52,536,224

Basic and diluted earnings (loss) per common share	$0.06	$(0.00)

The Company had no common share equivalents outstanding for all periods presented.

14.	SEGMENT INFORMATION

Segment Results

The table below presents information for net sales, operating income and depreciation and amortization by segment for the three months ended March 25, 2012 and March 27, 2011:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Three Months Ended March 25, 2012
Net sales	$34,388	$3,229	$17,056	$25,348	$—	$80,021
Operating income (loss)	$9,255	$(290)	$6,492	$8,094	$(10,275)	$13,276
Depreciation and amortization	$1,342	$229	$169	$553	$316	$2,609
Three Months Ended March 27, 2011
Net sales	$26,126	$3,383	$16,733	$19,675	$—	$65,917
Operating income (loss)	$6,445	$120	$6,051	$5,943	$(9,176)	$9,383
Depreciation and amortization	$1,299	$314	$111	$435	$299	$2,458

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Notes to the Condensed Consolidated Financial Statements

(unaudited)

15.	CONCENTRATION OF RISK

Credit Risk

The Company’s accounts receivable are comprised primarily of large balances due from a small number of major customers, principally large department and specialty luggage stores dispersed throughout the United States. Failure of one of the major customers to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 19.7% and 18.6% of consolidated trade accounts receivable at March 25, 2012 and December 31, 2011, respectively. These five customers accounted for 12.9% and 12.0% of consolidated net sales for the three months ended March 25, 2012 and March 27, 2011, respectively.

Supplier Risk

The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 52.3% and 50.1% of accounts payable at March 25, 2012 and December 31, 2011, respectively. These five suppliers accounted for 79.4% and 69.8% of total product purchases for the three months ended March 25, 2012 and March 27, 2011, respectively.

16.	SUBSEQUENT EVENTS

Initial Public Offering

In April 2012, the Company completed its IPO of 15,608,221 shares of common stock sold by the Company and 5,988,624 shares of common stock sold by the selling stockholders (inclusive of 2,816,980 shares of common stock from the full exercise of the over allotment option of shares granted to the underwriters). The initial public offering price of the shares sold in the IPO was $18.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The total proceeds to the Company, net of underwriters’ discounts and commissions, were approximately $264.1 million. The Company used the net proceeds received from the IPO to repurchase all of its preferred stock and preferred equity interests and 277,778 shares of its common stock owned by funds managed by, or entities affiliated with, Doughty Hanson & Co Managers Limited (“Doughty Hanson”), the Company’s majority stockholder. The IPO costs incurred, of which $3.4 million were included in deferred offering costs as of March 25, 2012, will be charged against the net proceeds of the IPO and recorded in stockholders’ equity in the period the IPO was completed.

In connection with the IPO, the Company also:

•	effected a 101.200929-for-1 common stock split effective April 4, 2012 and a subsequent 1.037857-for-1 common stock split effective April 19, 2012;

•	merged the LLC with and into Tumi Holdings, Inc., with Tumi Holdings, Inc. continuing as the surviving corporation, and cancelled all common interests in the LLC;

•	increased its authorized shares of common stock to 350,000,000 and authorized 75,000,000 shares of preferred stock;

•	entered into an amended and restated credit facility effective April 4, 2012;

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Notes to the Condensed Consolidated Financial Statements

(unaudited)

•	paid a special cash bonus of $5,511,693 to its CEO (See Note 10, Commitments and Contingencies—Bonus Agreement), which will be expensed in the period the IPO was completed; and

•	adopted its 2012 Long-Term Incentive Plan (the “2012 Plan”).

Stock Splits

As disclosed above, in April 2012, the Company’s Board of Directors approved a 101.200929-for-1 common stock split and a subsequent 1.037857-for-1 common stock split, which were effective April 4, 2012 and April 19, 2012, respectively.

All common share and per share amounts in the condensed consolidated financial statements have been adjusted retrospectively for all periods presented to reflect the 101.200929-for-1 and 1.037857-for-1 common stock splits. As no change was made to the par value of the common shares, the Company retrospectively reclassified a total of $520,000 from additional paid-in capital to common stock as of March 25, 2012 and December 31, 2011. Of the $520,000, $501,000 was reflected in the consolidated financial statements included in the Prospectus.

Amended and Restated Credit Facility

In connection with the IPO, on April 4, 2012, Tumi, Inc. and Tumi Stores, Inc. (the “Borrowers”) entered into an amended and restated credit facility (the “Amended Credit Facility”), with Wells Fargo Bank National Association (“Wells Fargo”) as lender and collateral agent.

The Amended Credit Facility consolidates the term loan facility and the revolving credit facility provided in the Company’s credit facility in effect as of March 25, 2012 (See Note 9, Credit Facility) into a single $70 million senior secured revolving credit facility with Wells Fargo as the sole lender, and extends the maturity of the facility until April 4, 2017. The Amended Credit Facility includes a letter of credit sublimit not to exceed the undrawn amount of the revolving commitments.

Borrowings under the Amended Credit Facility will bear interest at a per annum rate equal to, at the Borrowers’ option, the one, two, three or six month (or such other period as Wells Fargo may agree) LIBOR rate plus a margin of 1.00% or 1.25%, or a base rate (the greater of (i) Wells Fargo’s prime rate in effect on such day and (ii) the federal funds rate plus 1/2 of 1.00%) plus a margin of zero or 0.25%. The Borrowers are required to pay an undrawn commitment fee equal to 0.15% or 0.20% of the undrawn portion of the commitments under the Amended Credit Facility, as well as customary letter of credit fees. The margin added to LIBOR, or the base rate, as well as the amount of the commitment fee, will depend on Tumi, Inc.’s leverage at the time. Interest is payable monthly, bi-monthly or quarterly on LIBOR rate loans depending on the interest period for each LIBOR rate loan, or quarterly on base rate loans.

All obligations under the Amended Credit Facility are required to be guaranteed by each of the Borrowers’ material domestic subsidiaries, subject to certain exclusions. The obligations under the Amended Credit Facility are secured by substantially all of the Borrowers’ assets and, if applicable, those of the Borrowers’ subsidiary guarantors. Currently the Borrowers do not have any subsidiary guarantors.

The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00.

TUMI HOLDINGS, INC., SUBSIDIARIES AND CONTROLLED AFFILIATE

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The Amended Credit Facility also contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults under material debt, certain events of bankruptcy and insolvency, defaults based on certain judgments, failure of any material provision of any loan document to be in full force and effect, change of control, and certain ERISA defaults. If an event of default were to occur and continue, amounts due under the Amended Credit Facility could be accelerated and the commitments to extend credit thereunder terminated, and the rights and remedies of Wells Fargo under the Amended Credit Facility available under the applicable loan documents could be exercised, including rights with respect to the collateral securing the obligations under the Amended Credit Facility.

The Company’s management is in the process of evaluating whether entering into the Amended Credit Facility is a modification or extinguishment of debt pursuant to the FASB’s guidance.

2012 Long-Term Incentive Plan

As disclosed above, the Company adopted the 2012 Plan effective April 18, 2012, which has a term of ten years. The Company’s compensation committee will generally designate those employees, consultants and non-employee directors eligible to participate in the 2012 Plan. Subject to adjustment in the event of a merger, recapitalization, stock split, reorganization or similar transaction, 6,786,667 shares, or the share limit, are reserved for issuance in connection with awards granted under the 2012 Plan. Any unexercised, unconverted or undistributed portion of any award that is not paid in connection with the settlement of an award or is forfeited without the issuance of shares shall again be available for grant under the 2012 Plan. Options and stock appreciation rights under the 2012 Plan have a maximum term of ten years.

The 2012 Plan provides for the grant of stock options (including nonqualified stock options and incentive stock options), restricted stock, restricted stock units, performance awards (which include, but are not limited to, cash bonuses), dividend equivalents, stock payment awards, stock appreciation rights, and other incentive awards. The exercise price of an option or stock appreciation price must be equal to or greater than the fair market value of the Company’s common stock on the date of grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Tumi Holdings, Inc.’s (together with its subsidiaries, “Tumi”, the “Company”, “we”,”us”, and “our”) condensed consolidated financial statements and notes thereto included elsewhere in this document. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Cautionary Note Regarding Forward-Looking Statements” for further information regarding forward-looking statements.

The reporting periods for our unaudited quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth fiscal quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial information included herewith commenced on January 1, 2012 and 2011 and ended on March 25, 2012 and March 27, 2011, respectively. Historical results are not necessarily indicative of the results expected for any future period.

Executive Overview

We are a high-growth, global, premium lifestyle brand whose products offer superior quality, durability and innovative design. We offer a comprehensive line of travel and business products and accessories in multiple categories. We design our products for, and market our products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status of Tumi products. We sell our products through a network of company-owned retail stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. We have approximately 1,600 points of distribution in over 70 countries, and our global distribution network is enhanced by the use of our three logistics facilities located in the United States, Europe and Asia. We design our products in our U.S. design studios and selectively collaborate with well-known, international industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean.

In April 2012, we completed our IPO, at which time we sold a total of 15,608,221 shares of our common stock and certain of our stockholders sold a total of 5,988,624 shares of common stock (inclusive of 2,816,980 shares of common stock from the full exercise of the over allotment option of shares granted to the underwriters). The initial public offering price of the shares sold in the offering was $18.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total proceeds to us, net of underwriters’ discounts and commissions, were approximately $264.1 million. We used the net proceeds received from the IPO to repurchase all of our preferred stock and preferred equity interests and 277,778 shares of our common stock owned by Doughty Hanson, our majority stockholder.

We have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales have grown from $65.9 million in the three months ended March 27, 2011 to $80.0 million in the three months ended March 25, 2012. This increase in net sales resulted primarily from an increase in the number of our company-owned stores, as well as an increase in average net sales per square foot in company-owned stores, and continuous growth in our international wholesale sales. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have recently increased our focus on our women’s line and on our online presence.

In recent years, the travel products industry has seen a trend in consumer preferences towards lighter-weight luggage and travel accessories, as well as merchandise that makes mobile computing and communication more convenient. In light of these trends, Tumi has developed products that fulfill those identified needs, such as our Vapor and Super Leger lines, as well as a variety of mobile electronic accessories designed for frequent travelers. We have seen an increase in the relative percentage of our net sales derived from our accessories line, our premium product line and our core product line in recent years.

We believe there is a significant opportunity to continue to expand Tumi’s store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestige street venues. We expect to open 8 to 16 company-owned stores in North America and Western Europe in each of the next three years while also expanding our online presence. Most of the locations we have identified for new company-owned stores are for full-price stores, while the remaining locations are for outlet stores.

We believe we have the capacity to increase our Indirect-to-Consumer net sales, both in North America and internationally. In particular, we plan to continue to grow in key Asian markets, particularly China. We also plan to increase the number of wholesale doors in key European markets including Germany, France and the United Kingdom, and to expand wholesale distribution in Central and South America, while also expanding our product portfolio offered in existing wholesale doors. In North America, we expect to grow net sales by increasing our wholesale door presence, expanding our accessories business in department stores, increasing the variety of products available to third party e-commerce providers, and increasing penetration of the Canadian market through department stores, specialty stores, e-commerce sales and new distribution partners.

We generally expect the payback of our investment in a new company-owned store to occur in less than two and a half years. We also believe we can increase our average net sales per square foot by continuing to improve store efficiency and continue to increase our overall net sales by capitalizing on our flexible distribution model. For example, in 2010, we converted certain company-owned stores in the Asia-Pacific region into wholesale distribution points in order to improve our operational effectiveness and profitability in that market. In particular, this enabled us to incentivize our local distributors to accelerate store development in a manner that would optimize net sales. We will continue to look for ways to improve our capital efficiency in both current and new markets in the future.

Growth Strategy

The key elements of our growth strategy are:

•

Expand our store base. We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestige street venues where we are currently underrepresented. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail and outlet locations.

•

Expand wholesale distribution globally. We currently sell products in approximately 1,500 wholesale doors in over 70 countries. We plan to continue expanding wholesale distribution globally, with a focus on key markets in Asia (including mainland China, India, Japan and Korea), Eastern Europe and Central and South America. As part of this strategy, we will continue to develop relationships with wholesale distributors in these attractive geographies (in both new and existing markets), increase wholesale and distribution opportunities and expand into additional airport locations worldwide. We expect this distribution expansion will take several forms as appropriate for the specific market opportunity, including Tumi shop-in-shops, Tumi-defined corners within existing wholesale accounts or concession and consignment arrangements.

•

Continue to increase our brand awareness. We seek to increase our brand awareness among our targeted consumer base through retail and wholesale distribution expansion, select marketing initiatives, new product lines and brand extensions. In the wholesale distribution channel, we target distribution expansion by increasing the number of our partner stores where we can control the consumer experience. We will continue to focus on in-store marketing, and we plan to effectively utilize our website, social networking sites and other online forms of communication to build consumer knowledge of the Tumi brand. We believe increasing brand awareness will lead to greater foot traffic in our current locations, enable us to continue increasing our loyal consumer base and ultimately contribute to enhanced growth and profitability.

•

Broaden the appeal of our products through new product introductions. We seek to design products that are innovative, functional and stylish. We anticipate introducing new products in lighter weight and durable materials, colors which appeal to women and men, premium products with a classic or contemporary design, as well as stylish and durable products at more accessible price points for our younger consumer, such as our T-Tech line. We also plan to continue to introduce new products to our successful brand extension lines, including eyewear, belts and other accessories.

•

Improve our store operations. We continue to focus on improving store efficiency, including through our retail performance maximization, “RPM”, program, which was implemented in 2009. The RPM program emphasizes training and staff development programs and the effective use of visual merchandising and fixtures. Our goal is to continue to increase net sales per store by increasing conversion rates and units and dollars per transaction, while enhancing the consumer experience.

•

Expand our e-business. Our e-commerce business consists of our websites and our wholesale sales to third-party e-commerce websites. This online presence is an extension of our brand and points of distribution, serving both as an informational resource and a complementary sales channel for our consumers. We expect net sales from this channel to continue to grow as consumers become more aware of our e-commerce capabilities and we continue to expand our online transactional presence into new markets.

Key Performance Indicators

Key performance indicators that we use to manage our business and evaluate our financial results and operating performance include adjusted EBITDA and average net sales per square foot. Adjusted EBITDA provides us with a measure of our financial performance that we use to evaluate profitability. In addition, we have historically used, and continue to use, adjusted EBITDA in determining our incentive compensation. Average net sales per square foot, which relates to company-owned stores only, provides us with a measure to evaluate our store sales trends and to assess the operational performance of our stores.

Adjusted EBITDA and net income (loss) before preferred dividend expense (non-cash) are non-GAAP financial measures. Adjusted EBITDA is defined as net income plus dividend expense on mandatorily redeemable preferred stock and preferred equity interests, interest expense, provision for income taxes, depreciation and amortization, loss on disposal of fixed assets and other non-cash charges. Net income (loss) before preferred dividend expense (non-cash) is defined as net income (loss) plus dividend expense on mandatorily redeemable preferred stock and preferred equity interests. Adjusted EBITDA and net income (loss) before preferred dividend expense (non-cash) are not measures of operating income or operating performance presented in accordance with US GAAP.

Adjusted EBITDA and net income (loss) before preferred dividend expense (non-cash) are important supplemental measures of our internal reporting, including for our board of directors and management, and is a key measure we use to evaluate profitability and operating performance. Our current incentive compensation plan is based on the attainment of certain adjusted EBITDA objectives. Additionally, adjusted EBITDA and net income (loss) before preferred dividend expense (non-cash), when viewed in conjunction with our condensed consolidated financial statements, provide investors and other users of our financial information consistency and comparability with our past financial performance, facilitate period-to-period comparisons of operating performance and facilitate comparisons with other companies. We use these metrics in conjunction with US GAAP operating performance measures as part of our overall assessment of our performance.

Undue reliance should not be placed on these measures as our only measures of operating performance. Adjusted EBITDA and net income (loss) before preferred dividend expense (non-cash) have limitations as analytical tools. When assessing our operating performance, investors should not consider adjusted EBITDA and net income (loss) before preferred dividend expense (non-cash) in isolation or as a substitute for net income.

Adjusted EBITDA increased by approximately $3.8 million, or 30%, to $16.3 million for the three months ended March 25, 2012 from $12.5 million for the three months ended March 27, 2011. This increase was primarily due to higher net sales and gross margin dollars partially offset by an increase in operating expenses.

A reconciliation of net income (loss) to adjusted EBITDA is presented below:

	Three Months Ended
	March 25, 2012	March 27, 2011
	(In thousands)

Net income (loss)	$2,897	$(83)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	6,286	5,714

Net income (loss) before preferred dividend expense (non-cash)	9,183	5,631
Interest expense	517	781
Provision for income taxes	4,001	3,378
Depreciation and amortization	2,609	2,458
Loss on disposal of fixed assets	493	—
Other	(505)	215

Adjusted EBITDA	$16,298	$12,463

Average net sales per square foot is calculated using net sales for the last twelve months for all stores opened for the full twelve months. Average net sales per square foot increased by approximately $129, or 13%, to $1,003 as of March 25, 2012 from $972 as of December 31, 2011. This increase was primarily due to higher store traffic and new product introductions, as well as improving economic conditions.

Results of Operations

The following tables set forth condensed consolidated operating results and other operating data for the periods indicated:

Operating results

	Three Months Ended
	March 25, 2012	March 27, 2011
	(In thousands)

Net sales	$80,021	$65,917
Cost of sales	34,616	28,779

Gross margin	45,405	37,138

OPERATING EXPENSES
Selling	4,988	4,322
Marketing	2,740	2,973
Retail operations	17,149	14,454
General and administrative	7,252	6,006

Total operating expenses	32,129	27,755

Operating income	13,276	9,383

OTHER (EXPENSES) INCOME
Interest expense	(517)	(781)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	(6,286)	(5,714)
Earnings from joint venture investment	264	27
Foreign exchange (losses) gains	(11)	366
Other non-operating income	172	14

Total other expenses	(6,378)	(6,088)

Income before income taxes	6,898	3,295
Provision for income taxes	4,001	3,378

Net income (loss)	$2,897	$(83)

Percentage of net sales

	Three Months Ended
	March 25, 2012	March 27, 2011
Net sales	100%	100%
Cost of sales	43%	44%

Gross margin	57%	56%

OPERATING EXPENSES
Selling	6%	7%
Marketing	3%	4%
Retail operations	22%	22%
General and administrative	9%	9%

Total operating expenses	40%	42%

Operating income	17%	14%

OTHER (EXPENSES) INCOME
Interest expense	0%	(1)%
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	(8)%	(9)%
Earnings from joint venture investment	0%	0%
Foreign exchange (losses) gains	0%	1%
Other non-operating income	0%	0%

Total other expenses	(8)%	(9)%

Income before income taxes	9%	5%
Provision for income taxes	5%	5%

Net income (loss)	4%	0%

The following table summarizes the number of company-owned stores open at the beginning and the end of the three months ended March 25, 2012:

Three Months Ended March 25, 2012
Number of stores open at beginning of period	97
Stores added	4
Stores closed	(2)

Number of stores open at end of period	99

Three months ended March 25, 2012 compared with the three months ended March 27, 2011

Net Sales

The following table presents net sales by operating segment for the three months ended March 25, 2012 compared with the three months ended March 27, 2011:

	Three Months Ended March 25, 2012	Three Months Ended March 27, 2011	% Change
	(In thousands)

Direct-to-Consumer North America	$34,388	$26,126	32%
Direct-to-Consumer International	3,229	3,383	(5)%
Indirect-to-Consumer North America	17,056	16,733	2%
Indirect-to-Consumer International	25,348	19,675	29%

Total	$80,021	$65,917	21%

Net sales increased $14.1 million, or 21%, to $80.0 million for the three months ended March 25, 2012 from $65.9 million for the three months ended March 27, 2011. Positive customer response to new product introductions, continuing improvement in overall economic conditions and the return to pre-2008 levels of business travel and consumer spending patterns have had a positive effect on net sales. Net sales have increased across all but one of our operating segments for the three months ended March 25, 2012 as compared with the three months ended March 27, 2011, as store traffic patterns have improved and wholesalers have responded positively to new product introductions and continued to restock their stores. We have continued to grow our own e-commerce websites and our wholesale customers’ e-commerce websites also showed positive results.

Net sales attributable to the Direct-to-Consumer North America segment increased 32% for the three months ended March 25, 2012 as compared with the three months ended March 27, 2011, with our North American comparable store sales up 12% in full price stores, up 13% in outlet stores and up 50% in our e-commerce website. There were four new store openings in the first quarter of 2012, all of which have been performing on target. Net sales attributable to the Direct-to-Consumer International segment experienced a 5% decrease for the three months ended March 25, 2012 as compared with the three months ended March 27, 2011, with comparable store sales down 5% (less than 1% in local currency). Our international e-commerce websites were up 33% in US dollars (39% in local currency). This decrease in Direct-to-Consumer International net sales was attributable to the European sovereign debt crisis, which has dampened European consumer confidence. During the first fiscal quarter of 2012, we replaced European retail store management and expect this change in leadership to have a positive impact on this segment.

Net sales attributable to the Indirect-to-Consumer North America segment increased 2% and net sales attributable to the Indirect-to-Consumer International segment increased 29% for the three months ended March 25, 2012 as compared with the three months ended March 27, 2011. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites as well as the aforementioned positive response to new product introductions. Our Indirect-to-Consumer International net sales have been favorably impacted by positive reaction to new product introductions and some new market inroads, particularly in Asia.

Operating income

The following table presents operating income (loss) by operating segment for the three months ended March 25, 2012 compared with the three months ended March 27, 2011:

	Three Months Ended March 25, 2012	Three Months Ended March 27, 2011	% Change
	(In thousands)
Direct-to-Consumer North America	$9,255	$6,445	44%
Direct-to-Consumer International	(290)	120	(342)%
Indirect-to-Consumer North America	6,492	6,051	7%
Indirect-to-Consumer International	8,094	5,943	36%
Non-allocated corporate expenses	(10,275)	(9,176)	(12)%

Total	$13,276	$9,383	41%

Operating income increased $3.9 million, or 41%, to $13.3 million for the three months ended March 25, 2012 from $9.4 million for the three months ended March 27, 2011. Operating income increased as a result of higher revenues and improved gross margins partially offset by higher operating expenses. All operating segments, with the exception of Direct-to-Consumer International, improved as compared with the comparable prior year period. Our operating segments have benefited from positive reaction to new product introductions, new store openings in the Direct-to-Consumer North America segment, and continued strong growth in the Asia Pacific region, as well as strong Indirect-to-Consumer net sales in the Europe, Middle East and Africa region. Operating expenses have increased principally due to higher retail operations expenses related to the cost of new store openings. Non-allocated corporate expenses represent expenses and income not identifiable to a particular operating segment and rather represent core corporate expenses such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs. As we expand our business and incur additional expenses associated with being a public company, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2012 and in future periods.

Other income and expenses

Other income and expenses increased $0.3 million, or 5%, to $6.4 million for the three months ended March 25, 2012 from $6.1 million for the three months ended March 27, 2011. Total other expenses includes dividend expense on mandatorily redeemable preferred stock and preferred equity interests, a non-cash charge. Excluding this one item, total other expenses decreased $0.3 million, or 75%, to approximately $0.1 million for the three months ended March 25, 2012 from $0.4 million for the three months ended March 27, 2011. The decrease was primarily attributable to a reduction of interest expense on our credit facility due to a reduced principal balance.

Income tax expense

Provision for income taxes increased $0.6 million, or 18%, to $4.0 million in the three months ended March 25, 2012 from $3.4 million in the three months ended March 27, 2011, due principally to higher operating income and higher income before taxes.

Net income

Net income increased $3.0 million to $2.9 million for the three months ended March 25, 2012 from a loss of $0.1 million for the three months ended March 27, 2011. The increase in net income was due to improved operating results.

Basic and diluted weighted average shares outstanding as of March 25, 2012 and March 27, 2011 were 52.5 million shares. Basic and diluted EPS was $0.06 per share for the three months ended March 25, 2012 versus a loss of less than $0.01 per share for the three months ended March 27, 2011.

Net income before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $9.2 million and $5.6 million for the three months ended March 25, 2012 and March 27, 2011, respectively. Basic and diluted EPS before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $0.17 per share and $0.11 per share for the three months ended March 25, 2012 and March 27, 2011, respectively.

Seasonality

Our business is seasonal in nature and, as a result, our net sales and working capital requirements fluctuate from quarter to quarter. Our fourth quarter is a significant period for our results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. We expect inventory levels, along with an increase in accounts payable and accrued expenses, to reach their highest levels in anticipation of the increased net sales during this period. In 2011, fourth quarter net sales represented approximately 32% of our total annual net sales. Operating income in the same period represented 42% of our total annual operating income. The first quarter of 2011 accounted for approximately 20% of net sales and 16% of operating income for the year ended December 31, 2011.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Our long-term credit facility has not historically been used to finance our capital requirements, but instead represents remaining refinanced acquisition indebtedness originally incurred when Doughty Hanson and certain members of management at that time acquired the Company in 2004. We have from time to time drawn down on our revolving line of credit as short term liquidity needs arise. We use our cash flows from operations to fund our store development activities.

We believe we have sufficient working capital and liquidity to support our operations for at least the next twelve months.

Cash and cash equivalents

As of March 25, 2012, we had cash and cash equivalents of $30.5 million. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.

Cash flows from operating activities

Cash flows from operating activities consisted primarily of net income adjusted for certain non-cash items, including depreciation and amortization, dividend expense on mandatorily redeemable preferred stock and preferred equity interests and other non-cash charges. Our cash flows from operations are largely dependent on sales to consumers and wholesale customers, which are in turn dependent on consumer confidence, store traffic, conversion, business travel and general economic conditions. We believe we have the ability to conserve liquidity when economic conditions become less favorable through any number of strategies including curtailment of store expansion plans and cutting discretionary spending.

We generated cash flows from operations of $2.3 million during the three months ended March 25, 2012, compared to using cash of $1.2 million during the three months ended March 27, 2011. The principal reason for this increase was the improvement in net income. This improvement in cash flows from operations was achieved despite our investment in inventory during the first quarter of 2012 to satisfy demand for new product introductions.

Investing activities

Cash flows used for investing activities consisted primarily of capital expenditures for store expansion plans, store renovations, store openings, information technology infrastructure and product tooling costs.

Cash used for capital expenditures was $3.5 million and $2.8 million for the three months ended March 25, 2012 and March 27, 2011, respectively. The increase was due principally to additional store openings in the first quarter of 2012.

Financing activities

Cash flows used for financing activities consisted solely of cash payments relating to costs associated with our public offering. Cash used in financing activities was $1.0 million for the three months ended March 25, 2012 compared to cash generated of only $6,000 for the three months ended March 27, 2011. The increase was attributable to cash paid for offering costs.

Amended and restated credit facility

In connection with the IPO, on April 4, 2012, Tumi, Inc. and Tumi Stores, Inc., the Borrowers, entered into the Amended Credit Facility, with Wells Fargo as lender and collateral agent.

The Amended Credit Facility consolidates the term loan facility and the revolving credit facility provided in the Company’s credit facility in effect as of March 25, 2012 (See Note 9, Credit Facility) into a single $70 million senior secured revolving credit facility with Wells Fargo as the sole lender, and extends the maturity of the facility until April 4, 2017. The Amended Credit Facility includes a letter of credit sublimit not to exceed the undrawn amount of the revolving commitments.

Borrowings under the Amended Credit Facility will bear interest at a per annum rate equal to, at the Borrowers’ option, the one, two, three or six month (or such other period as Wells Fargo may agree) LIBOR rate plus a margin of 1.00% or 1.25%, or a base rate (the greater of (i) Wells Fargo’s prime rate in effect on such day and (ii) the federal funds rate plus 1/2 of 1.00%) plus a margin of zero or 0.25%. The Borrowers are required to pay an undrawn commitment fee equal to 0.15% or 0.20% of the undrawn portion of the commitments under the Amended Credit Facility, as well as customary letter of credit fees. The margin added to LIBOR, or the base rate, as well as the amount of the commitment fee, will depend on Tumi, Inc.’s leverage at the time. Interest is payable monthly, bi-monthly or quarterly on LIBOR rate loans depending on the interest period for each LIBOR rate loan, or quarterly on base rate loans.

All obligations under the Amended Credit Facility are required to be guaranteed by each of the Borrowers’ material domestic subsidiaries, subject to certain exclusions. The obligations under the Amended Credit Facility are secured by substantially all of the Borrowers’ assets and, if applicable, those of the Borrowers’ subsidiary guarantors. Currently the Borrowers do not have any subsidiary guarantors.

The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00.

The Amended Credit Facility also contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults under material debt, certain events of bankruptcy and insolvency, defaults based on certain judgments, failure of any material provision of any loan document to be in full force and effect, change of control, and certain ERISA defaults. If an event of default were to occur and continue, amounts due under the Amended Credit Facility could be accelerated and the commitments to extend credit thereunder terminated, and the rights and remedies of Wells Fargo under the Amended Credit Facility available under the applicable loan documents could be exercised, including rights with respect to the collateral securing the obligations under the Amended Credit Facility.

The foregoing summaries of certain provisions of the Amended Credit Facility do not purport to be complete and are qualified in their entirety by reference to the full text of the Amended Credit Facility.

Credit facility in effect as of March 25, 2012

On October 29, 2010, Tumi, Inc. and Tumi Stores, Inc. entered into the credit facility in effect as of March 25, 2012, which was a modification of its previous credit facility. The facility comprised of a $77.5 million term loan and a $10.0 million revolving line of credit and borrowing capacity available for letters of credit. Substantially all of our assets were pledged as collateral under this facility. At March 25, 2012, we had $64.0 million outstanding under our then-current term loan facility, $9.7 million available under our then-current revolving credit facility and $0.3 million of outstanding letters of credit. See Note 9 to our condensed consolidated financial statements for further information regarding the credit facility in effect as of March 25, 2012.

Contractual Obligations

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements and debt obligations, and under contingent commitments as of December 31, 2011:

	For the years ended December 31,
	2012	2013	2014	2015	2016 and beyond	Total
	(in millions)
Minimum lease payments	$19.0	$19.0	$16.1	$13.9	$46.0	$114.0
Former credit facility(1)	12.0	16.0	36.0	—	—	64.0
Interest payments on former credit facility(2)	1.4	1.1	0.7	—	—	3.2
Mandatorily redeemable preferred stock and preferred equity interests(3)	—	—	331.0	—	—	331.0

Total	$32.4	$36.1	$383.8	$13.9	$46.0	$512.2

(1)	In connection with the IPO in April 2012, we amended our former credit facility (the facility still in effect as of March 25, 2012) by entering into an amended credit facility. See “—Liquidity and Capital Resources—Amended and restated credit facility.”
(2)	Represents estimated future cash interest payments using the weighted average balance and interest rate at December 31, 2011.
(3)	In connection with the consummation of our offering in April 2012, the mandatorily redeemable preferred stock and preferred equity interests were repaid in full and retired.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with US GAAP. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and operating expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions we believe to be reasonable given the circumstances and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

We believe that our critical accounting policies and estimates require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. The following reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.

Revenue recognition

Revenue is generated from the sale of our products and is classified as “net sales” in our consolidated statements of operations. We recognize revenue in our Direct-to-Consumer segment when inventory is received by customers and the related title passes. In our Indirect-to-Consumer segment revenue is recognized when inventory is received by wholesale customers, at which point title passes. Provisions for discounts, rebates to customers and returns are recorded as a reduction of net sales in the same period as the related sale. Revenue associated with gift cards is recognized upon redemption. Determining our provision for discounts, rebates and returns requires significant judgment based on historical information and estimates of future activity.

Accounts receivable and allowance for doubtful accounts

We determine our allowance for doubtful accounts for accounts receivable by considering a number of factors including the length of time trade receivables are past due, our previous loss history, our customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. Unanticipated events and circumstances may occur that affect the accuracy or validity of such assumptions, estimates or actual results.

Inventories

Inventories consist primarily of finished goods and are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory includes material, labor, overhead, freight, and duty and is adjusted for allowances for slow moving and obsolete inventory. Slow moving and obsolete inventory is determined through an evaluation of both historical usage and expected future demand.

Income taxes

We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in net income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

We apply the provisions of FASB’s guidance relating to uncertain tax positions. We utilize the two step process to determine the amount of recognized tax benefit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including intangible assets.

Indefinite-lived intangible assets consist of brand/trade name. Brand/trade name and goodwill are not being amortized in accordance with the provisions of the FASB’s guidance, which requires these assets to be tested for impairment, annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment testing date is the first day of our fourth quarter.

        We use techniques including DCF (Level 3 input) to test goodwill and indefinite lived intangible assets for impairment. A discounted cash flow analysis calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit or asset and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

We did not recognize any impairment of goodwill or indefinite lived intangible assets in the three months ended March 25, 2012.

Warranties

We provide our customers with a product warranty subsequent to the sale of our products. We recognize estimated costs associated with the limited warranty at the time of sale of our products. The warranty reserve is based on historical experience and estimated future costs.

Accounting standards applicable to emerging growth companies

The JOBS Act contains provisions that relax certain requirements for “emerging growth companies,” which includes us. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act (unless we elect to do so for any accounting standard issued after we became a public company), (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We intend to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements were also amended. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted the amended guidance effective January 1, 2012 and it did not have a material effect on our condensed consolidated financial statements.

In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company adopted the amended guidance effective January 1, 2012 and it did not have a material effect on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not currently hold or issue financial instruments for trading purposes, although we have in the past entered into interest rate hedges for the purposes of limiting our exposure to fluctuations in interest rates.

Foreign currency exchange risk

Although the majority of our international net sales are billed and collected in U.S. dollars, our European sales are billed and collected in Euros, and we are therefore subject to risk associated with exchange rate fluctuations. During the three months ended March 25, 2012, we recorded an $11,000 loss related to the exchange rate fluctuation effect on remittances from our European affiliates and other transactions relating to our international operations. During the three months ended March 27, 2011, we recorded a $366,000 gain related to the exchange rate fluctuation effect on those remittances. Because a portion of our net sales (approximately 10%) are denominated in Euros, exchange rate fluctuations can have an impact on our reported net sales. For example, if the U.S. dollar strengthens against the Euro, this could have a negative effect on our European operating results when those results are translated into U.S. dollars. Any hypothetical loss in net sales could be partially or completely offset by lower cost of sales and lower selling expenses and general and administrative expenses that are denominated in Euros. Substantially all of our purchases from our foreign suppliers are denominated in U.S. dollars. A precipitous decline in the value of the U.S. dollar could cause our foreign suppliers to seek price increases on the goods they supply to us. This could impact our gross margin if market conditions prevent us from passing those costs on to consumers. We do not currently use the derivative markets to hedge foreign currency fluctuations but may in the future consider entering into derivative financial instruments to mitigate losses associated with these risks. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest rate risk

On October 29, 2010, we entered into the credit facility in effect as of March 25, 2012. In connection with the IPO in April 2012, our subsidiaries, Tumi, Inc. and Tumi Stores, Inc., amended our then-current credit facility by entering into the Amended Credit Facility, with Wells Fargo as lender and as collateral agent, consolidating the term loan facility and the revolving credit facility previously provided in our then-current credit facility into a single $70 million senior secured revolving credit facility (See Note 16 to our condensed consolidated financial statements).

Credit facility in effect as of March 25, 2012. Because our credit facility in effect as of March 25, 2012 bore interest at a variable rate, we were exposed to market risks relating to changes in interest rates if we had a meaningfully large outstanding balance. At March 25, 2012, the interest rate on our $64.0 million of outstanding term loan debt was 2.33% which, in accordance with the terms of our then current credit facility, was based on the three-month LIBOR plus 1.75%. Our then-current credit facility required us to make quarterly amortization payments to reduce the amount of our outstanding term loans.

Amended credit facility. Under the Amended Credit Facility, borrowings will bear interest payable quarterly or, in the case of loans subject to the LIBOR rate, monthly, bi-monthly or quarterly depending on the interest period for such loans. Borrowings under the Amended Credit Facility will bear interest at a per annum rate equal to, at our option, the one, two, three or six-month (or such other period as Wells Fargo may agree) LIBOR rate plus a margin of 1.00% or 1.25%, or a base rate plus a margin of zero or 0.25%. The margin added to LIBOR, or the base rate, will depend on our leverage at the time. Accordingly, under the Amended Credit Facility, we continue to be exposed to market risk from changes in the underlying variable interest rates, which affect our cost of borrowings. We will carefully monitor the interest rates on our borrowings under the Amended Credit Facility.

We do not currently have any interest rate hedging activities in place, but may in the future engage in hedging activities, based on, among other things, market conditions. A 10% increase in the applicable interest rate would not have or would not have had a material effect on interest expense to us under our Amended Credit Facility or the facility in effect as of March 25, 2012.

Inflation

Inflationary factors such as increases in the cost of sales, including raw materials costs and transportation costs, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain our gross margin levels and our current levels of selling expenses and general and administrative expenses as a percentage of net sales if the sale prices of our products do not increase with any increase in cost of sales.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including proceedings to protect our intellectual property rights. As part of our monitoring program for our intellectual property rights, from time to time we file lawsuits in the U.S. and abroad for acts of trademark counterfeiting, trademark infringement, trademark dilution, patent infringement or breach of other state or foreign laws. These actions often result in seizure of counterfeit merchandise and negotiated settlements with defendants. Defendants sometimes raise the invalidity or unenforceability of our proprietary rights as affirmative defenses or counterclaims. We currently have no material legal proceedings pending.

ITEM 1A.	RISK FACTORS

The occurrence of any of the following risks could materially and adversely affect our business, financial condition, results of operations and cash flow. In such case, the trading price of our common stock could decline.

Risks Related to Our Business

Our business is sensitive to consumer spending and general economic conditions.

Consumer purchases of discretionary premium items, which include all our products, may be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower, and these risks may be exacerbated for us due to our focus on discretionary premium items. A downturn in the global economy, or in a regional economy in which we have significant sales, could have a material, deleterious effect on consumer purchases of our products, our results of operations and our financial position, and a downturn adversely affecting our affluent consumer base or travelers could have a disproportionate impact on our business. There continues to be significant volatility and uncertainty in the global economy. In particular, the ongoing uncertainty in Europe (including concerns that certain European countries may default in payments due on their national debt) and any resulting disruption could continue to adversely impact our net sales in Europe and globally unless and until economic conditions in that region improve and the prospects of national debt defaults in Europe decline. Further or future downturns may adversely affect traffic at our stores and other retail locations, and at the retail locations of our wholesale customers, and could materially and adversely affect our results of operations, financial position and growth strategy.

A decrease in travel levels could negatively impact sales of our travel goods.

Sales of travel goods are significantly dependent on travel as a driver of consumer demand. The growing “wealth effect” in emerging markets and the growth in low-cost airlines in both developed and emerging economies, among other factors, have contributed to increased travel levels and increased spending on travel goods over the past ten years, which has in turn contributed to our growth. A significant portion of our consumers travel by air, and many of our products are targeted at travelers in general and at air travelers in particular. The travel industry is highly susceptible to certain kinds of events that can depress travel generally and accordingly depress demand for travel and travel-related products, including outbreaks of contagious disease, natural disasters, acts of war, terrorist attacks or other catastrophic events. Additionally, adverse changes in global economic conditions can have a negative effect on business and leisure travel. If the travel industry is impacted, either globally or in any region in which we have significant operations, by events that depress travel levels, sales of our travel goods could decline significantly, which could have a material adverse effect on our results of operations and financial position.

We rely on independent manufacturers and suppliers.

We outsource the manufacture and assembly of all our products to companies located in Asia and the Caribbean. We do not control our independent manufacturers and suppliers or their labor and other business practices. Violations of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor or other practices from those generally accepted as ethical or appropriate in the U.S., could disrupt the shipments of our products or draw negative publicity for us, thereby diminishing the value of our brand, reducing demand for our products and adversely affecting our net income. Additionally, since we do not manufacture our products, we are subject to risks associated with inventory and product quality-control.

Further, we have not historically entered into manufacturing contracts with our manufacturers. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the prospective manufacturer’s quality control, responsiveness and service capabilities, financial stability and labor practices. While we have business continuity and contingency plans for alternative sourcing, we may be unable, in the event of a significant disruption in our sourcing, to locate alternative manufacturers or suppliers of comparable quality at an acceptable price, or at all, which could result in product shortages or decreases in product quality, and adversely affect our net sales, gross margin, net income, customer relationships and our reputation.

We depend on the strength of the Tumi brand.

We currently derive substantially all of our net sales from sales of Tumi branded products. The reputation and integrity of the Tumi brand are essential to the success of our business. We believe that our consumers value the status and reputation of the Tumi brand, and the superior quality, performance, functionality and durability that our brand represents. Maintaining and enhancing the status and reputation of the Tumi brand image are also important to expanding our consumer base. Our continued success and growth depend on our ability to protect and promote the Tumi brand, which, in turn, depends on factors such as the quality, performance, functionality and durability of our products, the image of our company-owned and partner stores, our communication activities, including advertising and public relations, and our management of the consumer experience, including direct interfaces through customer service and warranty repairs. We may need to make substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful. Additionally, to the extent our third-party distributors fail to comply with our operating guidelines, we may not be successful in protecting our brand image and controlling our store appearance. Product defects, product recalls, counterfeit products, significant discounts by wholesalers, ineffective marketing and local labor practices are among the potential threats to the strength of our brand, and to protect our brand’s status, we may need to make substantial expenditures to mitigate the impact of such threats. In addition, if we fail to continue to innovate so that our products are no longer deemed to achieve superior levels of function, quality and design, or to otherwise be sufficiently distinguishable from our competitors’ products, or if we fail to manage the growth of our store base in a way that protects the high-end nature of our brand, the value of the Tumi brand may be diluted, and we may not be able to maintain our premium position and pricing or sales volumes, which could adversely affect our financial performance and business. In addition, we believe that maintaining and enhancing our brand image in new markets where we have limited brand recognition is important to expanding our consumer base. If we are unable to maintain or enhance our brand in new markets, then our growth strategy could be adversely affected.

We may be unable to successfully open new store locations in a timely and profitable manner which could harm our results of operations and our growth strategy.

Our growth strategy depends, in part, on our ability to continue to successfully open and operate new company-owned stores. Such ability depends on many factors, some of which are not in our control, including our ability to:

•	identify and obtain suitable store locations;

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	hire, train, and retain qualified store personnel and field management;

•	assimilate new store personnel and field management into our corporate culture;

•	design stores that appeal to the markets in which they are located;

•	source sufficient inventory levels; and

•	successfully integrate new stores into our existing operations and information technology systems.

Our growth strategy includes plans to open new company-owned stores in or near areas where we have existing stores. To the extent we open new stores in markets where we already have stores, we may experience reduced net sales in those existing stores. The success of new store openings may also be affected by our ability to initiate marketing efforts in advance of or after opening our first store in a particular region. Additionally, in opening new company-owned stores, we incur start-up costs and early-stage operating expenses, which may be higher than we expect. New stores may post initial losses and often have lower margins during their early years of operations, which could strain our resources and adversely impact our results of operations. It often takes several years for a new company-owned store to achieve margins comparable with our more mature company-owned stores. Our new company-owned stores may not be received as well as our existing stores and may not meet our financial targets or generate the same profit levels as our existing stores within the time periods that we estimate, or at all. The amount of net sales for any store during its first year of operation is highly dependent on economic conditions in the store’s particular geography, competition and other factors that make it difficult to predict net sales on a store-level basis. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur significant costs associated with closing or relocating our stores. Further, as we open new company-owned stores, our operations will become more complex, and managing them will become more challenging. We cannot anticipate all of the demands that our growth strategy will impose on our business. If we fail to successfully open and operate new company-owned stores and address the increased demands of our growth strategy on our business, our financial performance and growth strategy may be adversely affected.

The cost of raw materials, labor or freight could lead to an increase in our cost of sales and cause our results of operations to suffer.

Increasing costs for raw materials (due to limited availability or otherwise), labor or freight could make our sourcing processes more costly and negatively affect our gross margin and profitability. Labor costs at many of our independent manufacturers’ sites have been increasing and it is unlikely that these increases will abate. Wage and price inflation in our source countries could cause unanticipated price increases which may be significant. Such price increases by our independent manufacturers could be rapid in the absence of manufacturing contracts. Energy costs have fluctuated dramatically in the past and may fluctuate in the future. Rising energy costs may increase our costs of transporting our products for distribution, our utility costs in our offices and owned stores and the costs of products that we source from independent suppliers. Further, many of our products are made of materials, such as ballistic nylon, high impact plastics, plastic-injected molded parts, and lightweight high tensile strength metals, that are either petroleum-based or require energy to construct and transport. Costs for transportation of such materials have been increasing as the price of petroleum increases. Our independent suppliers and manufacturers may attempt to pass these cost increases on to us, and our relationships with them may be harmed or lost if we refuse to pay such increases, which could lead to product shortages. If we pay such increases, we may not be able to offset them through increases in our pricing and other means, which could adversely affect our ability to maintain our targeted gross margins. If we attempt to pass the increases on to consumers, our sales may be adversely affected.

Failure to adequately protect our intellectual property and curb the sale of counterfeit merchandise could injure the brand and negatively affect sales.

Our trademarks, copyrights, patents, designs and other intellectual property rights are important to our success and our competitive position. We devote significant resources to the registration and protection of our trademarks and patents. In spite of our efforts, counterfeiting and design copies still occur. If we are unsuccessful in challenging the usurpation of these rights by third parties, this could adversely affect our future sales, financial condition, and results of operations. Our efforts to enforce our intellectual property rights are often met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. Unplanned increases in legal fees and other costs associated with protecting our intellectual property rights could result in higher operating expenses. Additionally, legal regimes outside the United States, particularly those in Asia, including China, may not always protect intellectual property rights to the same degree as U.S. laws, or the time required to enforce our intellectual property rights under these legal regimes may be lengthy and delay recovery.

We face risks associated with operating in international markets.

We operate in a global marketplace with approximately 32% of our 2011 net sales from operations outside North America. In addition, international sales growth is a key element of our growth strategy. We are subject to risks associated with our international operations, including:

•	foreign currency exchange rates;

•	economic or governmental instability in foreign markets in which we operate or in those countries from which we source our merchandise;

•	delays or legal uncertainty (including with respect to enforcement of intellectual property rights) in countries with less developed legal systems in which we operate;

•	increases in the cost of transporting goods globally;

•	acts of war, terrorist attacks, outbreaks of contagious disease and other events over which we have no control; and

•

changes in foreign or domestic legal and regulatory requirements resulting in the imposition of new or more onerous trade restrictions, tariffs, duties, taxes, embargoes, exchange or other government controls.

Any of these risks could have an adverse impact on our results of operations, financial position or growth strategy.

Furthermore, some of our international operations are conducted in parts of the world that experience corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010), our employees and wholesalers could take actions that violate applicable anti-corruption laws or regulations. Violations of these laws, or allegations of such violations, could have an adverse impact on our reputation, our results of operations or our financial position.

We are exposed to risks from exchange rate fluctuations.

We incur substantially all our cost of sales in U.S. dollars, but some of our net sales are collected in currencies other than the U.S. dollar. We set the retail prices for our products in foreign countries at periodic intervals. If there is a significant weakening of the exchange rate in the local currency in which our net sales are generated after we set retail prices for our products in that country, our anticipated gross margins would be reduced. Conversely, if there is a significant strengthening of the exchange rate after we set retail prices, the retail prices of our products in that country may be viewed by consumers as comparatively expensive and local demand for our products may decrease until we reset our retail prices for our products in that country. In addition, foreign exchange movements may also negatively affect the relative purchasing power of foreign tourists and result in declines in travel volumes or their willingness to purchase discretionary premium goods, such as our products, while traveling, which would adversely affect our net sales.

Substantially all of our purchases from our foreign suppliers are denominated in U.S. dollars. A precipitous or prolonged decline in the value of the U.S. dollar could cause our foreign suppliers to seek price increases on the goods they supply us, which would adversely affect our gross margins if market conditions prevent us from passing those costs on to consumers. We do not currently use the derivative markets to hedge foreign currency fluctuations.

Our functional currency is the U.S. dollar, and our consolidated financial statements are reported in U.S. dollars. Consequently, fluctuations in the value of local currencies in which we derive significant net sales may impact the U.S. dollar amounts reflected in our financial statements. As a result, these U.S. dollar amounts may obscure underlying financial trends that would be apparent in financial statements prepared on a constant currency basis.

Our results of operations are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of our common stock.

Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including:

•	the timing of new store openings;

•	net sales and operating profit contributed by new stores;

•	changes in the number of our points of distribution;

•	increases or decreases in comparable-store sales;

•	shifts in the timing of holidays;

•	changes in our merchandise mix; and

•	the timing of new product introductions.

A significant portion of our net revenues and operating cash flows have historically been realized during November and December each year, primarily due to increased retail activity during the holiday seasons, and therefore the fourth quarter factors more significantly into our results for the fiscal year. In 2011, fourth quarter net sales and operating income represented 32% and 42%, respectively, of our annual net sales and operating income. Any disruption in our ability to process, produce and fill customer orders in the fourth quarter could have a negative effect on our quarterly and annual operating results. Additionally, any disruption in our business operations or other factors that could lead to a material shortfall compared with our expectations for the fourth quarter could result in a significant shortfall in net sales and operating cash flows for the full year.

The growth of our business depends on the successful execution of our growth strategy, including our efforts to expand internationally and grow our e-commerce business.

Our current growth strategy depends on our ability to continue to expand geographically in a number of international regions including Asia, Europe and South America. In China, we plan to open additional Tumi points of distribution, and currently have distribution agreements with our China-based distribution partners. These arrangements are contingent upon our partners’ ability to help expand distribution points and open Tumi free-standing shops in the major regions of China’s mainland. If our partners do not perform as we expect we may be required to seek new partners, and the delay this would cause could limit our ability to maintain our growth rate in the Asia-Pacific region. In addition, we recently expanded into India and Brazil, but barriers to trade, including high tariffs, may depress our earnings potential in those and other markets. Further, the implementation of higher tariffs, quotas or other restrictive trade policies in any international regions in which we operate or seek to operate could adversely affect our ability to maintain our existing, or commence new, international operations, which could have an adverse impact on our growth strategy. We have only recently begun to focus our operations in countries in the Asia-Pacific and Latin American region, and in many of them we face established competitors. Countries in these regions often have different operational characteristics from the regions in which we are more established, including employment and labor, transportation, logistics, real estate, and local reporting or legal requirements. Further, consumer demand behavior, as well as tastes and purchasing trends, may differ in these countries and, as a result, sales of our products may not be, or may take time to become, successful, and gross margins on those net sales may not be in line with what we currently experience. Our ability to execute our international growth strategy in countries where we have recently begun to focus our operations, or where we are not yet established, depends on our ability to identify, and maintain successful relationships with, local distribution and wholesale partners that have experience working with premium brands, understand local real estate considerations and appreciate regional market demographics, and we may not be able to identify and agree on terms with, or to successfully maintain relationships with, such partners. In those countries, we also face significant competition to attract and retain experienced and talented employees. If our international expansion plans are unsuccessful, our growth strategy and our financial results could be materially adversely affected.

In addition, expansion of our company-owned and partner retail store networks in North America is a key part of our growth strategy. If we are unable to successfully identify and expand our presence in new locations in North America, our growth strategy could be adversely affected. Other important components of our growth strategy include increasing our brand awareness, improving our store operations, and continuing the success of existing products and the successful design and introduction of new products. Our ability to create new products and sustain existing products is in part contingent on our ability to successfully anticipate and respond to changing consumer preferences. The failure to increase our brand awareness while retaining our brand’s premium image, to improve our store operations, or to develop and launch new products successfully could adversely affect our growth strategy. Further, we intend to expand our e-commerce business, which may reduce sales through other retail and outlet distribution channels.

If we are unable to respond effectively to changes in market trends and consumer preferences, our market share, net sales and profitability could be adversely affected.

The success of our business in each of the regions in which we operate depends on our ability to identify the key product and market trends in those regions and then to design and bring to market in a timely manner products that satisfy the current preferences of a broad range of consumers in each respective region (either by enhancing existing products or by developing new product offerings). Consumer preferences differ across and within each of our operating regions, and shift over time in response to changing aesthetics, means of travel and economic circumstances. We believe that our success in developing products that are innovative and that meet our consumers’ functional needs is an important factor in our image as a premium brand, and in our ability to charge premium prices. We may not be able to anticipate or respond to changes in consumer preferences in one or more of our operating regions, and, even if we do anticipate and respond to such changes, we may not be able to bring to market in a timely manner enhanced or new products that meet these changing preferences. If we fail to anticipate or respond to changes in consumer preferences or fail to bring to market in a timely manner products that satisfy new preferences, our market share and our net sales and profitability could be adversely affected.

We may be unable to appeal to new consumers while maintaining the loyalty of our core consumers.

Part of our growth strategy is to introduce new consumers, including younger consumers, to the Tumi brand. If we are unable to attract new consumers, including younger consumers, our business and results of operations may be adversely affected as our core consumers’ age increases and levels of travel and purchasing frequency decrease. Initiatives and strategies intended to position our brand to appeal to new and younger consumers may not appeal to our core consumers, and may diminish the appeal of our brand to our core consumers, resulting in reduced core consumer loyalty. If we are unable to successfully appeal to new and younger consumers while maintaining our brand’s premium image with our core consumers, then our net sales and our brand image may be adversely affected.

Rapid deterioration of our wholesale customer base could erode our profitability.

Many of our wholesale customers are family-run enterprises that have limited access to capital and undefined succession plans. If these customers reduce or cease operations or close prematurely, we may not be able to replace distribution with our own stores or with other wholesale customers, or we may need to make substantial investments to replace any such lost distribution, and such investments may not be successful. The erosion of our wholesale customer base could have an adverse impact on our cash resources, our gross margins and our overall profitability, adversely impacting our growth plan.

Fluctuations in our tax obligations and effective tax rate may have a negative effect on our operating results.

We are subject to income taxes in the United States and certain foreign jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for uncertain tax provisions in multiple tax jurisdictions. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Further, our effective tax rate in a given financial period may be materially impacted by changes in mix and level of earnings or by changes to existing accounting rules or regulations. In addition, tax legislation enacted in the future could negatively impact our current or future tax structure and effective tax rates.

If we are required to write down goodwill or other intangible assets, our results of operations and financial condition would be adversely affected.

Under US GAAP, if we determine goodwill or other intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of March 25, 2012, we had goodwill of $142.8 million and other intangible assets of $131.2 million recorded in connection with our acquisition by Doughty Hanson and certain members of management at that time in 2004. Other intangible assets, net consist primarily of brand/trade name, lease value and customer relationships.

Determining whether an impairment exists and the amount of the potential impairment involve quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events or new information may change management’s valuation of an intangible asset in a short amount of time. The timing and amount of impairment charges recorded in our statements of operations and write-downs recorded in our consolidated balance sheets could vary if management’s conclusions were different. Any impairment of goodwill or other intangible assets could have a material adverse effect on our results of operations and financial position.

Our business could suffer if we are unable to maintain our network of sales and distribution channels or manage our inventory effectively.

We employ a multi-channel distribution strategy and make use of a variety of distribution channels, including full-price retail stores, outlet stores, our websites, partner stores, other wholesale distributors such as department stores and third-party e-commerce websites. The effectiveness of our multi-channel strategy depends on our ability to manage our inventory and our distribution processes effectively so as to ensure that our products are available in sufficient quantities at various points of sale and thereby prevent lost sales. If we are unable to maintain our sales and distribution channels, either because of untimely deliveries or otherwise, or if we are not able to effectively manage our inventory, we could experience a decline in net sales, as well as excess inventories for some products and missed opportunities for other products. In addition, the failure to deliver our products to certain wholesale distributors in accordance with our delivery schedules could damage our relationship with these distributors and may impair our ability to use the distribution channels provided by such distributors. Consequently, our net sales, profitability and the implementation of our growth strategy could be adversely affected.

We plan to use cash provided by operating activities to fund our expanding business and execute our growth strategy and may require additional capital, which may not be available to us.

Our business relies on net cash provided by our operating activities as our primary source of liquidity, and historically all of our growth activities have been funded using operating cash flows. To support our business and execute our growth strategy as planned, we will need to continue to generate significant amounts of cash from operations, including funds to pay our lease obligations, build out new store space, purchase inventory, pay personnel, invest further in our infrastructure and facilities, invest in research and development, and pay for the increased costs associated with operating as a public company. If our business does not generate cash flow from operating activities sufficient to fund these activities, and if sufficient funds are not otherwise available to us from our Amended Credit Facility, we will need to seek additional capital, through debt or equity financings, to fund our growth. Conditions in the credit markets (such as availability of finance and fluctuations in interest rates) may make it difficult for us to obtain such financing on attractive terms or even at all. Additional debt financing that we may undertake, including in connection with an amended credit facility, may be expensive and might impose on us covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in merger, consolidation and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our stockholders. The holders of new securities may also have rights, preferences or privileges that are senior to those of existing holders of common stock. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we will be required to modify our growth and operating plans based on available funding, if any, which would inhibit our growth and could harm our business.

Our Amended Credit Facility may restrict our current and future operations.

In connection with our IPO, we amended our credit facility in effect as of March 25, 2012 by entering into the Amended Credit Facility. The agreement governing the Amended Credit Facility contains, and our future debt instruments may contain, covenants that restrict our operations, including limitations on our ability to: grant liens; incur additional debt (including guarantees); pay dividends or distributions on or redeem or repurchase capital stock; prepay or repurchase certain debt; make investments; and consolidate or merge into, or sell substantially all of our assets to, another person. Any of these restrictions could limit our ability to plan for and react quickly to changing economic, industry and competitive conditions, impair our liquidity and capital resources, and otherwise restrict our business operations. Our ability to comply with these restrictions may be affected by events beyond our control.

As of March 25, 2012, our total debt was $64.0 million, comprised entirely of borrowings under the credit facility in effect as of that date. In connection with our IPO, we consolidated the term loan facility and the revolving credit facility previously provided in the then-current credit facility into a single $70.0 million senior secured revolving credit facility. Our indebtedness could have important consequences to investors, including:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, execution of our business strategy and other purposes;

•

requiring us to dedicate a portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes, including funding future expansion; and

•

exposing us to risks inherent in interest rate fluctuations because our borrowings under our Amended Credit Facility are expected to be at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates.

Our extended supply chain requires long lead times and relies heavily on manufacturers in Asia.

We rely heavily on manufacturers in Asia which requires long lead times to get goods to markets. The long lead times often require us to carry extra inventory to avoid out-of-stocks. In the event of a decline in demand for our products, due to general economic conditions or other factors, we may be forced to liquidate this extra inventory at low margins or at a loss. In addition, as a result of these long lead times, design decisions are required to be made several months or as early as a year and a half before the goods are delivered. Consumers’ tastes can change between the time a product is designed and the time it takes to get to market. If the designs are not popular with consumers, it could also result in the need to liquidate the inventories at low margins or at a loss, which would adversely affect our results of operations.

We may be unable to maintain the appropriate balance between the autonomy of our regional markets and centralized management.

Our management strategy is based on giving a high degree of autonomy to our regional management teams in order to ensure that those management teams are in touch with developments in their respective regions. For instance, each of the regions in which we operate requires a different product mix, sales strategy, price point and relationship with distributors and vendors. Additionally, key management functions, including finance, treasury, sourcing initiatives, advertising, internal legal and coordination of the regions, are managed centrally. We may not always be able to maintain the appropriate balance between regional autonomy and central management. If we favor too much regional autonomy, we risk conflicting or inconsistent brand messages between different regions, which could damage our brand and increase costs. Additionally, if we are unable to maintain sufficient oversight of our partner stores, decisions could be made locally that we regard as not being in our overall best interests, which could necessitate the diversion of management resources, result in the inability to capitalize on certain opportunities and/or cause damage to our brand. On the other hand, if we shift too much toward central management, we risk bringing to market products that are not in line with the tastes and preferences of each region, which could negatively affect our market share and net sales in such regions. In either instance, a failure to maintain the appropriate balance between regional autonomy and central management could adversely affect our business, net sales and profitability.

We depend on existing members of management and key employees to implement key elements in our strategy for growth, and the failure to retain them or to attract appropriately qualified new personnel could affect our ability to implement our growth strategy successfully.

The successful implementation of our growth strategy depends in part on our ability to retain our experienced management team and key employees and on our ability to attract appropriately qualified new personnel. For instance, our Chief Executive Officer has extensive experience running branded consumer as well as retail-oriented businesses and our chief financial officer has extensive financial and operational experience in consumer packaged goods, manufacturing and distribution services. The loss of any key member of our management team or other key employees could hinder or delay our ability to implement our growth strategy effectively. Further, if we are unable to attract appropriately qualified new personnel as we expand over the next few years, we may not be successful in implementing our growth strategy. In either instance, our profitability and financial performance could be adversely affected.

We face strong competition in all of our product lines and markets, and we may not be able to successfully grow or retain market share in key targeted growth markets and product categories.

We face intense competition in all of the product lines and markets in which we operate from many competitors who compete with us on an international, regional or local level. Our strategy for future growth relies in part on growth in particular countries as well as in particular product categories, and we expect to continue to face strong competition from both global and regional competitors in all of our key growth markets and product categories. The Tumi brand, which is a key to our ability to compete successfully in our established markets and product categories, has less recognition in many of our targeted growth markets and product categories. We may be unable to establish our brand, or successfully compete once established, in these new markets and product lines. If we fail to compete effectively against our international or regionally focused competitors, we may be unable to expand our market share in our key growth markets or in key product categories, and we may be unable to retain our existing market share in key growth markets or in those markets in which we have traditionally had a strong presence. Failure to protect our market share on a regional level or to grow our market share in key growth markets and product categories could have a material adverse effect on our overall market share and on our net sales and profitability.

Our warehouse and distribution operations are critical to our success and any disruption from either man-made or natural disasters could negatively impact our operations.

We operate three distribution centers in the United States, Thailand and Germany which are critical to our ability to distribute our products on a timely basis. Damage or disruption to any of these warehouse locations could adversely affect our ability to fulfill orders for our products and thereby have a deleterious effect on our financial results. For example, our distribution facility in Thailand was recently impacted by flooding due to severe weather in that area and in the past our German warehouse was impacted by severe winter weather. In both cases, our ability to operate was mitigated by the availability of our Vidalia, Georgia facility, which serves as a master distribution facility and is critical to our continued operations. If the Vidalia facility were to experience a disruption of service, our financial results and financial condition would be negatively impacted.

We do not employ traditional advertising channels, and if we fail to adequately market our brand through product introductions and other means of promotion, our business could be adversely affected.

Our marketing strategy depends on our ability to promote our brand’s message by using store window campaigns, product placements in editorial sections, social media to promote new product introductions in a cost effective manner, the use of catalog mailings and from time to time the use of newspapers and magazines. We do not employ traditional advertising channels such as billboards, television and radio. If our marketing efforts are not successful at attracting new consumers and increasing purchasing frequency by our existing consumers, there may be no cost-effective marketing channels available to us for the promotion of our brand. If we increase our spending on advertising, or initiate spending on traditional advertising, our expenses will rise, and our advertising efforts may not be successful. In addition, if we are unable to successfully and cost-effectively employ advertising channels to promote our brand to new consumers and new markets, our growth strategy may be adversely affected.

We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.

We lease substantially all our facilities and company-owned store locations, and lease-related expense is a significant component of our operating expenses. We typically occupy our stores under operating leases with terms of up to ten years. We have been able to negotiate favorable rental rates over the last year due in part to the state of the economy; however, we may be unable to continue to negotiate such favorable terms, particularly in an improving commercial real estate market. Many of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping center does not meet specified occupancy standards. In addition to future minimum lease payments, some of our store leases provide for the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have escalating rent provisions over the initial term and any extensions. As we grow our store base, our lease expense and our cash outlays for rent under lease agreements will increase. Our substantial operating lease obligations could have significant negative consequences, including:

•	requiring that a substantial portion of our available cash be applied to pay our rental obligations (particularly rent deposits), thus reducing cash available for other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for or reacting to changes in our business or industry; and

•	limiting our ability to obtain additional financing.

Any of these consequences could place us at a disadvantage with respect to our competitors. We depend on cash flow from operating activities to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities to fund these lease expenses and needs, then we may not be able to service our lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business.

Additional sites that we lease may be subject to long-term non-cancelable leases if we are unable to negotiate our current standard lease terms. In the past five years, we have closed eleven stores. If an existing or future store is not profitable and we decide to close it, then we may nonetheless be committed to perform our obligations under the applicable lease, including paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under the lease. Our inability to enter new leases or renew existing leases on acceptable terms or be released from our obligations under leases for stores that we close would, in any such case, affect us adversely.

Certain legal proceedings, regulatory matters and accounting changes could adversely impact our results of operations and financial condition.

We are subject from time to time to various claims arising out of our business operations, which may include or relate to alleged breach of contract claims, intellectual property and other related claims, credit card fraud, security breaches in certain of our retail store information systems, employment issues, consumer matters and other actions. Additionally, we may from time to time be subject to new or revised laws, regulations and regulatory actions both in the U.S. and in other countries where we conduct business operations, which could have an adverse impact on our results of operations.

Our involvement in any legal proceeding or regulatory matter would cause us to incur legal and other costs and, if we were found to have violated any laws or regulations, we could be required to pay fines, damages and other costs, perhaps in material amounts. Regardless of eventual costs, these matters could have a material adverse effect on our business by exposing us to negative publicity, reputational damage, harm to customer relationships, or diversion of personnel and management resources.

In addition, we are subject to changes in accounting rules and interpretations. The Financial Accounting Standards Board, or the FASB, is currently in the process of amending a number of existing accounting standards governing a variety of areas. Certain of these proposed standards, particularly the proposed standard governing accounting for leases, if and when effective, would likely have a material impact on our consolidated financial statements. However, we intend to take advantage of certain provisions of the JOBS Act that would permit us to delay adoption of these standards. See Note 2 to the accompanying condensed consolidated financial statements for further discussion of recently issued accounting pronouncements.

Failure to protect confidential information of our consumers and our network against security breaches or failure to comply with privacy and security laws and regulations could damage our reputation, brand and business.

Our e-commerce website is currently our least significant source of Direct-to-Consumer sales, but serves as a marketing tool for the Tumi brand. A significant challenge to e-commerce and communications, including the operation of our website, is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. On our website, a majority of the sales are billed to our consumers’ credit card accounts directly, orders are shipped to a consumer’s address, and consumers log on using their email address. In such transactions, maintaining complete security for the transmission of confidential information on our website, such as consumers’ credit card numbers and expiration dates, personal information and billing addresses, is essential to maintaining consumer confidence. In addition, we hold certain private information about our consumers, such as their names, addresses, phone numbers and browsing and purchasing records.

We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect consumer transaction data. In addition, any party who is able to illicitly obtain a user’s password could potentially access the user’s transaction data or personal information. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our consumers to us through our website. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our consumers. Any compromise of our security or material violation of a non-disclosure obligation could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

We may have technical problems with information technology systems on which we rely to manage our business efficiently and effectively, in particular our ordering and inventory management systems.

As a global, multi-channel business, we rely on a number of information technology systems in order to manage our business efficiently and effectively. We use the SAP Enterprise Resource Planning system across all of our North American, European and Asian operations to manage inventory and sourcing effectively. Logistical problems, such as technical faults with ordering systems or the failure to manage inventory effectively, may result in delays in delivery that could result in fines from certain wholesale customers, or lost sales, which if material or substantial over a period of time, may adversely affect our net sales and damage our reputation.

Replacements of our core information technology platforms may prove disruptive.

As a result of rapid growth in the number of our store locations and complexity of our business, we have been reviewing the adequacy of certain core information technology platforms used to run our business. While we believe that our main enterprise resource planning system is robust enough to support our business requirements for the foreseeable future, other systems may need to be substantially upgraded or replaced. In the future, it may be necessary to replace core information technology platforms such as our store point-of-sale system, our inventory forecasting and replenishment system, our state tax reporting system and our web-based sales system, among others. Unanticipated costs and unsuccessful execution of these upgrades may, among other things, disrupt our ability to effectively manage inventory and sourcing and harm our business, financial condition and results of operations.

Union attempts to organize our employees could negatively affect our business.

None of our employees are currently represented by a union or workers’ council. As we grow our business and enter different regions, unions may attempt to organize all or a portion of our employee base at certain of our owned stores and other facilities, or within certain regions. These efforts could result in work stoppages or other disruptions, and could cause management to divert time and resources from other aspects of our business.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, or may decline regardless of our operating performance, and investors could lose all or part of their investment as a result.

Investors should consider an investment in our common stock to be risky, and should invest in our common stock only if such investor can withstand a significant loss and wide fluctuation in the market value of their investment. The market price of our common stock could be subject to significant fluctuations in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

•	actual or anticipated variations in our quarterly and annual operating results or those of companies perceived to be similar to us;

•	weather conditions, particularly during holiday shopping periods;

•

changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors, or differences between our actual results and those expected by investors and securities analysts;

•	fluctuations in the market valuations of companies perceived by investors to be comparable to us;

•

the public’s response to our or our competitors’ filings with the SEC or announcements regarding new products or services, enhancements, significant contracts, acquisitions, strategic investments, litigation, restructurings or other significant matters;

•	speculation about our business in the press or the investment community;

•	future sales of our common stock;

•	actions by our competitors;

•	additions or departures of members of our senior management or other key personnel; and

•	the passage of legislation or other regulatory developments affecting us or our industry.

In addition, the securities markets have experienced significant price and volume fluctuations that have affected and continue to affect market price of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our common stock.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend and a distraction to management.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. The price of our common stock could decline if one or more securities analysts downgrade our common stock or if those analysts issue a sell recommendation or other unfavorable commentary or cease publishing reports about us or our business. If one or more of the analysts who elect to cover us downgrade our common stock, our stock price could decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our common stock price and trading volume to decline.

We do not intend to pay dividends on our common stock.

We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any contractual provisions, including under the agreement governing our Amended Credit Facility and any other agreements governing indebtedness we may incur, and will depend on, among other factors, our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. As a result, investors in our common stock should expect to receive a return on their investment in our common stock only if the market price of the stock increases, which may never occur.

For as long as we are an emerging growth company, we will be exempt from certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, or ECG’s, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company, which is defined as a company with annual gross revenues of less than $1 billion, that has been a public reporting company for a period of less than five years, and that does not have a public float of $700 million or more in securities held by non-affiliated holders. Only companies that completed their IPO’s after December 8, 2011, may qualify as EGCs. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, unless we elect not to take advantage of applicable JOBS Act provisions, we will not be required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We intend to take advantage of such extended transition period. Since we would then not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Doughty Hanson exerts significant influence over us and our significant corporate decisions.

Doughty Hanson currently owns more than 50% of our outstanding common stock. For as long as Doughty Hanson continues to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, Doughty Hanson will be able to direct the election of all of the members of our board of directors and control the outcome of all other matters requiring stockholder approval, including amending our charter, regardless of whether others believe that the transaction is in our best interests. Doughty Hanson may act in a manner that advances its best interests and not necessarily those of other stockholders by, among other things:

•	delaying, preventing or deterring a change in control of us;

•	entrenching our management or our board of directors; or

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

We are a party to a director nomination agreement that grants certain Doughty Hanson entities the right to designate nominees to our board of directors provided certain ownership requirements are met.

So long as Doughty Hanson continues to indirectly own a significant amount of our outstanding common stock, even if such amount is less than 50%, it will continue to be able to strongly influence our decisions. The concentration of ownership could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

Our amended and restated certificate of incorporation provides that Doughty Hanson has no obligation to offer us corporate opportunities.

Doughty Hanson and the members of our board of directors who are affiliated with Doughty Hanson, by the terms of our amended and restated certificate of incorporation, are not required to offer us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors. We, by the terms of our amended and restated certificate of incorporation, expressly renounce any interest in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so. Our amended and restated certificate of incorporation cannot be amended to eliminate our renunciation of any such corporate opportunity arising prior to the date of any such amendment. Doughty Hanson is in the business of making investments in portfolio companies and may from time to time acquire and hold interests in businesses that compete with us, and have no obligation to refrain from acquiring competing businesses. Any competition could intensify if an affiliate or subsidiary of Doughty Hanson were to enter into or acquire a business similar to ours.

Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.

Upon completion of our IPO, we had 67,866,667 common shares outstanding, of which 21,596,845 were freely tradable without restriction or further registration under the Securities Act, unless such shares are held by any of our affiliates, as that term is defined in Rule 144 under the Securities Act. All remaining common shares outstanding are “restricted securities” within the meaning of Rule 144, under the Securities Act. Our directors, officers and other existing stockholders agreed to enter into “lock-up” agreements with the underwriters, pursuant to which they agreed to refrain from selling their shares, subject to limitations, for a period of 180 days after the date of the IPO. After such lock-up period, these shares will be freely tradable in the open market. In addition, we filed a Form S-8 under the Securities Act to register 6,786,667 shares of our common stock for issuance under the 2012 Plan. As a result, any shares issued or optioned under the 2012 Plan, upon issuance and once vested, will be freely tradable in the public market. Sales of substantial amounts of our common shares in the public market following the release of lock-up restrictions, or otherwise, or the perception that these sales could occur, as well as the perception that when securities are granted under the 2012 Plan they will be sold in the public market, could cause the market price of our common stock to decline. Possible sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem necessary or appropriate.

Provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

Provisions of our amended and restated certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which investors might otherwise receive a premium for shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include, among others: a classified board of directors; a prohibition on the ability of stockholders to remove directors without cause; advance notice requirements for stockholder proposals and director nominations; a prohibition on the ability of stockholders generally to call special meetings; the inability of stockholders generally to act by written consent; the ability of our board of directors to make, alter or repeal our bylaws without stockholder approval; and the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that investors could receive a premium for our common stock in an acquisition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

In April 2012, we completed our IPO, at which time we sold a total of 15,608,221 shares of common stock and certain of our stockholders sold a total of 5,988,624 shares of common stock (inclusive of 2,816,980 shares of common stock from the full exercise of the over allotment option of shares granted to the underwriters). The public offering price of the shares sold in the offering was $18.00 per share. The aggregate offering price for all shares sold by us in the offering was $280.9 million and the aggregate offering price for all shares sold by the selling stockholders in the offering was $107.8 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178466), which was declared effective by the SEC on April 18, 2012. The IPO commenced on April 18, 2012 and terminated after all of the securities registered in the registration statement were sold. Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, along with J.P. Morgan Securities LLC, acted as joint book-running managers of the offering. William Blair & Company, LLC and Jefferies & Company, Inc. acted as co-managers of the offering.

We did not receive any proceeds from the sale of shares by the selling stockholders. We received approximately $264.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $16.9 million. As of March 25, 2012, we had incurred approximately $3.4 million of offering costs. In addition to ordinary course of business payments to officers for salaries, we paid a special cash bonus to our Chief Executive Officer from cash on hand in the amount of $5,511,693 in connection with the IPO. Additionally, we used all of the net proceeds from the offering to repurchase all of our preferred stock and preferred equity interests and 277,778 shares of our common stock owned by Doughty Hanson, our majority shareholder. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated By-laws

10.1b	Amendment No. 1 to the amended and restated subscription and stockholders agreement, dated April 24, 2012

10.2b	Amended and restated registration rights agreement by and among the Company, Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited and the other stockholders named therein, dated April 24, 2012

10.10	Director nomination agreement between the Company and Doughty Hanson & Co Managers Limited, dated April 24, 2012

10.11	Form of Indemnification Agreement between the Company and each of its directors and executive officers

10.12	Tumi Holdings, Inc. long-term incentive plan, effective as of April 24, 2012

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 23rd day of May 2012.

/s/ Jerome Griffith
Jerome Griffith
President, Chief Executive Officer and Director

/s/ Michael J. Mardy
Michael J. Mardy
Chief Financial Officer, Executive Vice President and Director

