Form 10-Q/A
period 2012-03-25
Tumi Holdings, Inc.
filed 2012-06-15
CIK 1535031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Tumi Holdings, Inc. for the quarter ended March 25, 2012 filed with the Securities and Exchange Commission on May 23, 2012 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the Form 10-Q.

ITEM 6.	Exhibits

Exhibit Number	Description

3.1*	Amended and restated certificate of incorporation

3.2*	Amended and restated by-laws

10.1b*	Amendment no. 1 to the amended and restated subscription and stockholders agreement, dated April 24, 2012

10.2b*	Amended and restated registration rights agreement by and among the Company, Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited and the other stockholders named therein, dated April 24, 2012

10.10*	Director nomination agreement among the Company, Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited and Officers Nominees Limited, dated April 24, 2012

10.12*	Tumi Holdings, Inc. long term incentive plan, effective as of April 24, 2012

31.1*	Principal executive officer certification pursuant to Securities Exchange Act of 1934 Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal financial officer certification pursuant to Securities Exchange Act of 1934 Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal executive officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal financial officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed in the Quarterly Report on Form 10-Q of Tumi Holdings, Inc. for the quarter ended March 25, 2012 filed on May 23, 2012.

† Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 15th day of June 2012.

/s/ Jerome Griffith
Jerome Griffith
Chief Executive Officer, President and Director

/s/ Michael J. Mardy
Michael J. Mardy
Chief Financial Officer, Executive Vice President and Director

4