Form 10-Q
period 2012-06-24
Tumi Holdings, Inc.
filed 2012-08-07
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-35495
_______________________________________________________
Tumi Holdings, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware	04-3799139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Durham Ave., South Plainfield, NJ	07080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (908) 756-4400
_______________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 7, 2012
Common Stock, $0.01 Par Value	67,866,667 shares

TUMI HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Tumi Holdings, Inc.’s (“Tumi”) current views with respect to, among other things, future events and performance. These statements may discuss our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. Tumi generally identifies forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth in Tumi’s filings with the Securities and Exchange Commission (the “SEC”), including its Quarterly Report on Form 10-Q for the quarter ended March 25, 2012, filed with the SEC on May 23, 2012. Forward-looking statements speak only as of the date on which they are made. Tumi expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 24, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,822	$32,735
Accounts receivable, less allowance for doubtful accounts of approximately $492 and $462 at June 24, 2012 and December 31, 2011, respectively	25,840	22,833
Other receivables	1,793	1,724
Inventories	71,428	60,456
Prepaid expenses and other current assets	3,835	3,056
Prepaid income taxes	5,693	—
Deferred offering costs	—	1,996
Deferred tax assets, current	2,218	2,218
Total current assets	131,629	125,018
Property, plant and equipment, net	39,718	36,500
Deferred tax assets, noncurrent	2,046	2,046
Joint venture investment	2,793	2,122
Goodwill	142,773	142,773
Intangible assets, net	131,082	131,219
Deferred financing costs, net of accumulated amortization of $2,676 and $2,539 at June 24, 2012 and December 31, 2011, respectively	784	920
Other assets	4,840	5,743
Total assets	$455,665	$446,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	June 24, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$36,231	$27,308
Accrued expenses	23,499	26,683
Current portion of long-term debt	—	12,000
Income taxes payable	—	4,324
Total current liabilities	59,730	70,315
Revolving credit facility	58,000	—
Long-term debt	—	52,000
Other long-term liabilities	6,684	6,257
Mandatorily redeemable preferred stock and preferred equity interests	—	251,429
Deferred tax liabilities	47,623	47,623
Total liabilities	172,037	427,624
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,144,473 issued and 67,866,667 shares outstanding as of June 24, 2012; 52,536,252 authorized and issued and 52,536,224 shares outstanding as of December 31, 2011	681	525
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of June 24, 2012; no shares authorized, issued or outstanding as of December 31, 2011	—	—
Additional paid-in capital	308,667	48,968
Treasury stock, at cost	(4,874)	(174)
Accumulated deficit	(20,235)	(29,617)
Accumulated other comprehensive loss	(611)	(985)
Total stockholders’ equity	283,628	18,717
Total liabilities and stockholders’ equity	$455,665	$446,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
	(unaudited)		(unaudited)
Net sales	$95,823	$78,676	$175,844	$144,593
Cost of sales	41,130	35,114	75,746	63,893
Gross margin	54,693	43,562	100,098	80,700
OPERATING EXPENSES
Selling	6,092	4,985	11,080	9,306
Marketing	3,574	2,749	6,314	5,723
Retail operations	19,187	16,006	36,336	30,460
General and administrative	13,806	6,238	21,058	12,244
Total operating expenses	42,659	29,978	74,788	57,733
Operating income	12,034	13,584	25,310	22,967
OTHER (EXPENSES) INCOME
Interest expense	(350)	(735)	(867)	(1,516)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	(1,606)	(5,715)	(7,892)	(11,429)
Earnings from joint venture investment	407	255	671	282
Foreign exchange (losses) gains	(684)	(155)	(695)	211
Other non-operating income	55	85	227	99
Total other expenses	(2,178)	(6,265)	(8,556)	(12,353)
Income before income taxes	9,856	7,319	16,754	10,614
Provision for income taxes	3,371	5,019	7,372	8,397
Net income	$6,485	$2,300	$9,382	$2,217
Weighted average common shares outstanding:
Basic	63,838,736	52,536,224	58,380,136	52,536,224
Diluted	63,838,825	52,536,224	58,380,182	52,536,224
Basic earnings per common share	$0.10	$0.04	$0.16	$0.04
Diluted earnings per common share	$0.10	$0.04	$0.16	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
	(unaudited)		(unaudited)
Net income	$6,485	$2,300	$9,382	$2,217
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	(171)	(16)	374	865
Comprehensive income	$6,314	$2,284	$9,756	$3,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 24, 2012	June 26, 2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,382	$2,217
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,296	4,984
Stock compensation expense	12	—
Amortization of deferred financing costs	136	417
Allowance for doubtful accounts	30	9
Joint venture earnings	(671)	(282)
Loss on disposal of fixed assets	389	—
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	7,892	11,429
Other non-cash charges	946	(477)
Changes in operating assets and liabilities
Accounts receivable	(3,184)	(1,662)
Other receivables	(96)	139
Inventories	(11,155)	1,049
Prepaid expenses and other current assets	(786)	(737)
Other assets	801	1,226
Prepaid income taxes	(5,693)	—
Accounts payable	6,205	(1,583)
Accrued expenses	(1,993)	(2,558)
Income taxes payable	(4,324)	(3,617)
Other liabilities	434	180
Total adjustments	(5,761)	8,517
Net cash provided by operating activities	3,621	10,734
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,284)	(4,951)
Net cash used in investing activities	(8,284)	(4,951)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Six Months Ended
	June 24, 2012	June 26, 2011
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments received on stockholder loans	$—	$76
Payments of long-term debt	(4,000)	(3,000)
Payments on revolving credit facility	(2,000)	—
Proceeds from issuance of common stock, net of underwriters’ discounts and commissions	264,091	—
Payment for repurchase of preferred shares and preferred equity interests	(259,321)	—
Repurchase of common stock	(4,700)	—
Payments for offering costs	(1,260)	—
Net cash used in financing activities	(7,190)	(2,924)
Effect of exchange rate changes on cash	(60)	177
Net increase (decrease) in cash and cash equivalents	(11,913)	3,036
Cash and cash equivalents at beginning of period	32,735	19,209
Cash and cash equivalents at end of period	$20,822	$22,245
Supplemental disclosures of cash flow information:
Noncash investing activity—property, plant and equipment obligations	$3,794	$1,406
Noncash financing activity—offering costs obligations	$2,850	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	BASIS OF PRESENTATION AND ORGANIZATION
Nature of Operations
Tumi Holdings, Inc. (together with its subsidiaries, the “Company”) is a leading designer, producer and marketer of a comprehensive line of travel and business products and accessories in multiple categories. Prior to the Company’s initial public offering (the “IPO”) in April 2012, the Company also included its controlled affiliate, Tumi II, LLC (the “LLC”). In connection with the IPO, the LLC was merged with and into Tumi Holdings, Inc., with Tumi Holdings, Inc. continuing as the surviving corporation. The Company’s product offerings include travel bags, business cases, totes, handbags, business and travel accessories and small leather goods. The Company designs its products for, and markets its products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status and durability of Tumi products. The Company sells its products through a network of company-owned retail stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. The Company has approximately 1,600 points of distribution in over 70 countries, and its global distribution network is enhanced by the use of its three logistics facilities located in the United States, Europe and Asia. The Company designs its products in its U.S. design studios and selectively collaborates with well-known, international industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean.
Initial Public Offering
In April 2012, the Company completed its IPO of 15,608,221 shares of common stock sold by the Company and 5,988,624 shares of common stock sold by the selling stockholders (inclusive of 2,816,980 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters). The initial public offering price of the shares sold in the IPO was $18.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The total proceeds to the Company, net of underwriters’ discounts and commissions, were approximately $264.1 million. The Company used the net proceeds received from the IPO to repurchase all of its preferred stock and preferred equity interests and 277,778 shares of its common stock owned by funds managed by, or entities affiliated with, Doughty Hanson & Co. Managers Limited (collectively, “Doughty Hanson”), the Company’s majority stockholder. The IPO costs incurred were charged against the net proceeds of the IPO and recorded in stockholders’ equity during the second quarter of 2012.
In connection with the IPO, the Company also:

•	effected a 101.200929-for-1 common stock split effective April 4, 2012 and a subsequent 1.037857-for-1 common stock split effective April 19, 2012;

•	merged the LLC with and into Tumi Holdings, Inc., with Tumi Holdings, Inc. continuing as the surviving corporation, and cancelled all common interests in the LLC;

•	increased its authorized shares of common stock to 350,000,000 and authorized 75,000,000 shares of preferred stock;

•	entered into an amended and restated credit facility effective April 4, 2012;

•	paid a special cash bonus of $5,511,693 to its CEO, which was expensed by the Company in the second quarter of 2012; and

•	adopted its 2012 Long-Term Incentive Plan (the “2012 Plan”).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) (the “Prospectus”) under the Securities Act of 1933 (the “Securities Act”) on April 20, 2012.
The condensed consolidated balance sheet as of December 31, 2011 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by US GAAP.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the full year 2012 or any future period.
Reporting Periods
The Company’s unaudited interim condensed consolidated financial statement reporting periods are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, except for the fourth quarter which always ends on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on March 26, 2012 and March 28, 2011 and ended on June 24, 2012 and June 26, 2011, respectively. The six-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2012 and 2011 and ended on June 24, 2012 and June 26, 2011, respectively.
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
Cash and Cash Equivalents
As of June 24, 2012, the total balances in U.S. bank accounts over the Federal Deposit Insurance Company limit then in effect was approximately $5,015,000. The total balance in international bank accounts at June 24, 2012 was approximately $4,423,000.

Stock Compensation
Stock compensation represents the cost related to stock options granted to employees under the 2012 Plan. The Company measures stock compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the vesting period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. All stock compensation costs are recorded in cost of sales or the various operating expense lines in the condensed consolidated statements of operations based on the employee’s respective function. See Note 16 for further details regarding the Company’s stock option activity.
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and the Company’s variable interest rate credit facility (See Note 9, Credit Facility) were reasonable estimates of their fair value as of June 24, 2012. If measured at fair value in the financial statements, the Company’s variable interest rate current credit facility would be classified as Level 2 in the fair value hierarchy.

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

In July 2012, the FASB issued new accounting guidance on indefinite-lived intangible assets. The new guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and recognize an impairment loss, if any, to the extent the carrying value exceeds the fair value.  The guidance is effective for the Company for annual and, if any, interim impairment tests in its fiscal year ending December, 31, 2013, with early adoption permitted.  The Company believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

3.	STOCKHOLDERS’ EQUITY
Activity for the six months ended June 24, 2012 in the accounts of Stockholders’ Equity is summarized below:

	Common Stock
	Shares	Par Value	Additional Paid- in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance as of January 1, 2012	52,536,252	$525	$48,968	$(174)	$(29,617)	$(985)	$18,717
Net income	—	—	—	—	9,382	—	9,382
Issuance of common stock, net of underwriters’ discounts and commissions	15,608,221	156	263,935	—	—	—	264,091
Offering costs—other	—	—	(4,248)	—	—	—	(4,248)
Stock compensation		—	12	—	—	—	12
Repurchase of common stock	—	—	—	(4,700)	—	—	(4,700)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	374	374
Balance as of June 24, 2012	68,144,473	$681	$308,667	$(4,874)	$(20,235)	$(611)	$283,628

As of June 24, 2012, the Company held 277,806 shares of common stock in treasury.
The balance in accumulated other comprehensive income (loss) consists only of foreign currency translation adjustments.
Stock Splits
In connection with the IPO, the Company’s Board of Directors approved a 101.200929-for-1 common stock split and a subsequent 1.037857-for-1 common stock split, which were effective April 4, 2012 and April 19, 2012, respectively.
All common share and per share amounts in the condensed consolidated financial statements have been adjusted retrospectively for all periods presented to reflect the 101.200929-for-1 and 1.037857-for-1 common stock splits. As no change was made to the par value of the common shares, the Company retrospectively reclassified a total of $520,000 from additional paid-in capital to common stock as of December 31, 2011. Of the $520,000, $501,000 was reflected in the consolidated financial statements included in the Prospectus.

4. INVENTORIES
Inventories consist of the following:

	June 24, 2012	December 31, 2011
	(In thousands)
Raw materials	$281	$242
Finished goods	71,147	60,214
Total inventories	$71,428	$60,456

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		June 24, 2012	December 31, 2011
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	3,429	3,429
Leasehold and store enhancements	5 to 10 years	66,219	62,079
Furniture, computers and equipment	3 to 5 years	15,330	14,185
Capitalized software	5 years	2,128	2,128
Fixtures, dies and autos	3 to 5 years	19,245	17,603
Construction in progress		3,649	3,553
		110,485	103,462
Less accumulated depreciation and amortization		(70,767)	(66,962)
		$39,718	$36,500

Depreciation and amortization expense on property, plant and equipment was $2,618,000 and $5,159,000 for the three and six months ended June 24, 2012, respectively, and $2,449,000 and $4,848,000 for the three and six months ended June 26, 2011, respectively.

6.	JOINT VENTURE INVESTMENT
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”). The purpose of Tumi Japan is to sell, promote and distribute the Company’s products in Japan. This investment is accounted for under the equity method.
Sales to Itochu were $2,193,000 and $4,910,000 for the three and six months ended June 24, 2012, respectively, and $2,058,000 and $4,501,000 for the three and six months ended June 26, 2011, respectively. As of June 24, 2012, the Company had accounts receivable due from Itochu of $1,483,000.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The balance of goodwill and the classification by segment has not changed from December 31, 2011. For the six months ended June 24, 2012, there were no changes to intangible assets other than amortization expense recorded of $137,000.

8.	ACCRUED WARRANTIES
The Company provides its customers with a product warranty subsequent to the sale of its products. The Company recognizes estimated costs associated with the limited warranty at the time of sale of its products. The warranty reserve is based on historical experience. The activity in the warranty reserve account was as follows:

Six Months Ended
June 24, 2012
(In thousands)
Liability, beginning of period	$6,212
Provision for warranties	1,589
Warranty claims	(1,322)
Liability, end of period	$6,479

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

9.	CREDIT FACILITY

Amended and Restated Credit Facility
In connection with the IPO, on April 4, 2012, Tumi, Inc. and Tumi Stores, Inc. (the “Borrowers”) entered into an amended and restated credit facility (the “Amended Credit Facility”), with Wells Fargo Bank National Association (“Wells Fargo”) as lender and collateral agent.
On April 4, 2012, the Company’s then-current term loan facility had $60,000,000 outstanding. Based on the Company's calculated leverage ratio at the time, the facility bore interest at either the market LIBOR rate plus 175 basis points or the prime rate plus 75 basis points. The Company’s revolving credit facility had no balance outstanding on its total capacity of $10,000,000. However, the Company had utilized $250,000 under the revolving facility for letters of credit.
The Amended Credit Facility consolidated the term loan facility and the revolving credit facility provided in the Company’s former credit facility into a single $70 million senior secured revolving credit facility with Wells Fargo as the sole lender, and extends the maturity of the facility until April 4, 2017. The Amended Credit Facility includes a letter of credit sublimit not to exceed the undrawn amount of the revolving commitments.
Borrowings under the Amended Credit Facility bear interest at a per annum rate equal to, at the Borrowers’ option, the one, two, three or six month (or such other period as Wells Fargo may agree) LIBOR rate plus a margin of 1.00% or 1.25%, or a base rate (the greater of (i) Wells Fargo’s prime rate in effect on such day and (ii) the federal funds rate plus 1/2 of 1.00%) plus a margin of zero or 0.25%. The Borrowers are required to pay an undrawn commitment fee equal to 0.15% or 0.20% of the undrawn portion of the commitments under the Amended Credit Facility, as well as customary letter of credit fees. The margin added to LIBOR, or the base rate, as well as the amount of the commitment fee, depends on Tumi, Inc.’s leverage at the time. Interest is payable monthly, bi-monthly or quarterly on LIBOR rate loans depending on the interest period for each LIBOR rate loan, or quarterly on base rate loans.
As of June 24, 2012, the Company had $58,000,000 outstanding under the Amended Credit Facility. As of June 24, 2012, the facility bore interest at the market LIBOR rate (0.25%) plus 100 basis points. Letters of credit outstanding at June 24, 2012 totaled $250,000 under the facility and, accordingly, the unused portion of the facility was $11,750,000.
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
The Amended Credit Facility contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults under material debt, certain events of bankruptcy and insolvency, defaults based on certain judgments, failure of any material provision of any loan document to be in full force and effect, change of control, and certain ERISA defaults. If an event of default were to occur and continue, amounts due under the Amended Credit Facility could be accelerated and the commitments to extend credit thereunder terminated, and the rights and remedies of Wells Fargo under the Amended Credit Facility available under the applicable loan documents could be exercised, including rights with respect to the collateral securing the obligations under the Amended Credit Facility.
The Company reviewed the terms of the Amended Credit Facility and is satisfied that all conditions have been met, pursuant to the FASB’s guidance, to treat the transaction as a debt modification, which requires the Company to expense third party fees and add the related fees paid to Wells Fargo to the existing debt issuance costs.
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance in all material respects with all such covenants as of June 24, 2012.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

10.	COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including proceedings to protect our intellectual property rights. As part of our monitoring program for our intellectual property rights, from time to time we file lawsuits in the U.S. and abroad for acts of trademark counterfeiting, trademark infringement, trademark dilution, patent infringement or breach of other state or foreign laws. These actions often result in seizure of counterfeit merchandise and negotiated settlements with defendants. Defendants sometimes raise the invalidity or unenforceability of our proprietary rights as affirmative defenses or counterclaims. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of any pending proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
Bonus Agreement
Pursuant to an amended and restated letter agreement dated July 8, 2009, the Company’s Chief Executive Officer (“CEO”) was entitled to receive a special bonus in connection with the completion of a qualified sale event or initial public offering that resulted in an enterprise value of the Company of $600,000,000 or greater. Based on the enterprise value of the Company at the time of the IPO, the special bonus was paid and expensed in April 2012 in the amount of $5,511,693.

11.	INCOME TAXES
Income tax expense in 2012 is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period. The Company’s consolidated effective tax rate in respect of continuing operations for the three and six months ended June 24, 2012 was 34.2% and 44.0%, respectively, and 68.6% and 79.1% for the three and six months ended June 26, 2011, respectively,

12.	MANDATORILY REDEEMABLE PREFERRED STOCK AND PREFERRED EQUITY INTERESTS
As of December 31, 2011 there were 77,500 shares of mandatorily redeemable Series A preferred stock authorized with a par value of $0.01 per share, of which 77,500 were issued and outstanding with a subscription price of $77,500,000. In addition, there were 50,000 preferred equity interest units with a subscription price of $50,000,000. All of the mandatorily redeemable preferred stock and preferred equity interests were issued during 2004 in connection with an acquisition. The mandatorily redeemable preferred stock and preferred equity interests had identical rights and preferences and accrued dividends at the rate of 10% which were compounded annually and cumulative.
Accumulated preferred dividends as of December 31, 2011 were $123,929,000.
In connection with the IPO in April 2012, the Company repurchased all of its preferred stock and preferred equity interests. The mandatorily redeemable preferred stock and preferred equity interests repurchased totaled $259,321,000 comprised of $157,627,000 of Series A preferred stock, inclusive of $80,127,000 of accrued dividends, and $101,694,000 of preferred equity interests, inclusive of $51,694,000 of accrued dividends.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

13.	EARNINGS PER SHARE
The following table summarizes the calculation of basic and diluted earnings per common share for the three and six months ended June 24, 2012 and June 26, 2011:

	Three Months Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Basic earnings per common share:
Numerator:
Net income	$6,485	$2,300	$9,382	$2,217
Denominator:
Basic weighted average common shares outstanding	63,838,736	52,536,224	58,380,136	52,536,224
Basic earnings per common share	$0.10	$0.04	$0.16	$0.04

Diluted earnings per common share:
Numerator:
Net income	$6,485	$2,300	$9,382	$2,217
Denominator:
Number of shares used in basic calculation	63,838,736	52,536,224	58,380,136	52,536,224
Weighted average dilutive effect of employee stock options	89	—	46	—
Diluted weighted average common shares outstanding	63,838,825	52,536,224	58,380,182	52,536,224
Diluted earnings per common share	$0.10	$0.04	$0.16	$0.04

14.	SEGMENT INFORMATION
Segment Results
The table below presents information for net sales, operating income and depreciation and amortization by segment for the three and six months ended June 24, 2012 and June 26, 2011:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Three Months Ended June 24, 2012
Net sales	$41,914	$3,896	$23,639	$26,374	$—	$95,823
Operating income (loss)	$13,556	$(107)	$8,626	$8,230	$(18,271)	$12,034
Depreciation and amortization	$1,442	$190	$212	$523	$320	$2,687
Three Months Ended June 26, 2011
Net sales	$33,957	$3,862	$19,166	$21,691	$—	$78,676
Operating income (loss)	$10,145	$276	$6,311	$6,349	$(9,497)	$13,584
Depreciation and amortization	$1,345	$292	$121	$468	$300	$2,526

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Six Months Ended June 24, 2012
Net sales	$76,302	$7,125	$40,695	$51,722	$—	$175,844
Operating income (loss)	$22,811	$(397)	$15,118	$16,324	$(28,546)	$25,310
Depreciation and amortization	$2,784	$419	$381	$1,076	$636	$5,296
Six Months Ended June 26, 2011
Net sales	$60,083	$7,245	$35,899	$41,366	$—	$144,593
Operating income (loss)	$16,590	$396	$12,362	$12,292	$(18,673)	$22,967
Depreciation and amortization	$2,644	$606	$232	$903	$599	$4,984

15.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable are comprised primarily of large balances due from a small number of major customers, principally large department and specialty luggage stores dispersed throughout the United States. Failure of one of the major customers to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 18.3% and 18.6% of consolidated trade accounts receivable at June 24, 2012 and December 31, 2011, respectively. These five customers accounted for 11.0% and 11.3% of consolidated net sales for the three and six months ended June 24, 2012, respectively, and 13.3% and 12.4% for the three and six months ended June 26, 2011, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 47.2% and 50.1% of accounts payable at June 24, 2012 and December 31, 2011, respectively. These five suppliers accounted for 64.2% and 70.9% of total product purchases for the three and six months ended June 24, 2012, respectively, and 83.6% and 76.0% for the three and six months ended June 26, 2011, respectively.

16.	STOCK COMPENSATION PLANS AND AWARDS
2012 Long-Term Incentive Plan
In connection with the IPO, the Company adopted the 2012 Plan effective April 18, 2012, which has a term of 10 years. The Company’s compensation committee will generally designate those employees, consultants and non-employee directors eligible to participate in the 2012 Plan. Subject to adjustment in the event of a merger, recapitalization, stock split, reorganization or similar transaction, 6,786,667 shares, or the share limit, are reserved for issuance in connection with awards granted under the 2012 Plan. Any unexercised, unconverted or undistributed portion of any award that is not paid in connection with the settlement of an award or is forfeited without the issuance of shares shall again be available for grant under the 2012 Plan. Options and stock appreciation rights under the 2012 Plan have a maximum term of 10 years.
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Due to the limited trading history of the Company’s common stock, the volatility assumption used was based on the weighted average historical stock prices of a peer group which is representative of the Company’s size and industry. The Company considers estimates for employee termination and the period of time the options are expected to be outstanding for the option term assumption within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents the weighted-average assumptions used to estimate the fair value of the options granted during the periods presented:

June 24, 2012
Weighted- average volatility	45.90%
Expected dividend yield	—%
Expected term (in years)	6
Risk-free rate	1.14%
The following table shows the total compensation cost charged against income for stock compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Three Months Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
	(In thousands)		(In thousands)
Stock compensation expense	$12	$—	$12	$—
Income tax benefit related to stock compensation	$4	$—	$5	$—
A summary of option activity under the 2012 Plan as of June 24, 2012 and changes during the six months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2011	—	—
Granted	12,466	$18.00
Exercised	—	—
Canceled or expired	—	—
Outstanding - June 24, 2012	12,466	$18.00	5.82	$—
Options vested and expected to vest as of June 24, 2012	12,466	$18.00	5.82	$—
Options vested and exercisable as of June 24, 2012	—	—		$—

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of the status of nonvested shares as of June 24, 2012 and changes during the six months then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested - December 31, 2011	—	$—
Granted	12,466	$8.02
Vested	—	$—
Forfeited	—	$—
Nonvested - June 24, 2012	12,466	$8.02

As of June 24, 2012, there was $87,778 of total unrecognized compensation cost related to nonvested stock compensation arrangements granted under the 2012 Plan. Such cost is expected to be recognized over a weighted-average period of 1.82 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Tumi Holdings, Inc.’s (together with its subsidiaries, “Tumi”, the “Company”, “we”, “us”, and “our”) condensed consolidated financial statements and notes thereto included elsewhere in this document. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Cautionary Note Regarding Forward-Looking Statements” for further information regarding forward-looking statements.
The reporting periods for our unaudited quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth fiscal quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on March 26, 2012 and March 28, 2011 and ended on June 24, 2012 and June 26, 2011, respectively. The six-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2012 and 2011 and ended on June 24, 2012 and June 26, 2011, respectively. Historical results are not necessarily indicative of the results expected for any future period.
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
In April 2012, we completed our IPO, at which time we sold a total of 15,608,221 shares of our common stock and certain of our stockholders sold a total of 5,988,624 shares of common stock (inclusive of 2,816,980 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters). The initial public offering price of the shares sold in the offering was $18.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total proceeds to us, net of underwriters’ discounts and commissions, were approximately $264.1 million. We used the net proceeds received from the IPO to repurchase all of our preferred stock and preferred equity interests and 277,778 shares of our common stock owned by Doughty Hanson, our majority stockholder.
We have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales have grown from $78.7 million and $144.6 million in the three and six months ended June 26, 2011, respectively, to $95.8 million and $175.8 million in the three and six months ended June 24, 2012, respectively. This increase in net sales resulted primarily from an increase in the number of our company-owned stores, as well as an increase in average net sales per square foot in company-owned stores, and continuous growth in our international wholesale sales. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have recently increased our focus on our women’s line and on our online presence.
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
In addition, we recently launched our Dror line.  The Dror line for Tumi is a collaborative collection of travel, business and day bags that integrates the concepts of “transformation”, in which items change their shape and/or purpose, with Tumi’s heritage of design innovation and quality.
We believe there is a significant opportunity to continue to expand Tumi’s store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestige street venues. We had 7 and 11 new company-owned store openings in the three and six months ended June 24, 2012, respectively. We expect to open 8 to 16 company-owned stores in

North America and Western Europe in each of the next three years, with the majority being full-price stores, while also expanding our online presence.
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

•
Broaden the appeal of our products through new product introductions. We seek to design products that are innovative, functional and stylish. We anticipate introducing new products in lighter weight and durable materials, colors which appeal to women and men, premium products with a classic or contemporary design, as well as stylish and durable products at more accessible price points for our younger consumer, such as our T-Tech line. We also plan to continue to introduce new products to our successful brand extension lines.

•
Improve our store operations. We continue to focus on improving store efficiency, including through our retail performance maximization program (the “RPM program”) which was implemented in 2009. The RPM program emphasizes training and staff development programs and the effective use of visual merchandising and fixtures. Our goal is to continue to increase net sales per store by increasing conversion rates and units and dollars per transaction, while enhancing the consumer experience.

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
Adjusted EBITDA and net income before preferred dividend expense (non-cash) are non-GAAP financial measures. Adjusted EBITDA is defined as net income plus dividend expense on mandatorily redeemable preferred stock and preferred equity interests, interest expense, provision for income taxes, depreciation and amortization, loss on disposal of fixed assets and other specified non-cash charges. Net income before preferred dividend expense (non-cash) is defined as net income plus dividend expense on mandatorily redeemable preferred stock and preferred equity interests. Adjusted EBITDA and net income before preferred dividend expense (non-cash) are not measures of operating income or operating performance presented in accordance with US GAAP.
Adjusted EBITDA and net income before preferred dividend expense (non-cash) are important supplemental measures of our internal reporting, including for our board of directors and management, and is a key measure we use to evaluate profitability and operating performance. Our current incentive compensation plan is based on the attainment of certain adjusted EBITDA objectives. Additionally, adjusted EBITDA and net income before preferred dividend expense (non-cash), when viewed in conjunction with our condensed consolidated financial statements, provide investors and other users of our financial information consistency and comparability with our past financial performance, facilitate period-to-period comparisons of operating performance and facilitate comparisons with other companies. We use these metrics in conjunction with US GAAP operating performance measures as part of our overall assessment of our performance.
Undue reliance should not be placed on these measures as our only measures of operating performance. Adjusted EBITDA and net income before preferred dividend expense (non-cash) have limitations as analytical tools. When assessing our operating performance, investors should not consider adjusted EBITDA and net income before preferred dividend expense (non-cash) in isolation or as a substitute for net income.
Adjusted EBITDA increased by approximately $2.0 million, or 7%, to $31.0 million for the six months ended June 24, 2012 from $29.0 million for the six months ended June 26, 2011. This increase was primarily due to higher net sales and gross margin dollars partially offset by an increase in operating expenses, including a non-recurring charge of $5.5 million for the special cash bonus paid to the CEO in connection with the successful completion of the IPO.

A reconciliation of net income to net income before preferred dividend expense (non-cash) and adjusted EBITDA is presented below:

	Six Months Ended
	June 24, 2012	June 26, 2011
	(In thousands)
Net income	$9,382	$2,217
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	7,892	11,429
Net income before preferred dividend expense (non-cash)	17,274	13,646
Interest expense	867	1,516
Provision for income taxes	7,372	8,397
Depreciation and amortization	5,296	4,984
Loss on disposal of fixed assets	389	—
Other	(190)	439
Adjusted EBITDA	$31,008	$28,982

Average net sales per square foot is calculated using net sales for the last twelve months for all stores opened for the full twelve months. Average net sales per square foot increased by approximately $42, or 4%, to $1,014 as of June 24, 2012 from $972 as of December 31, 2011. This increase was primarily due to higher store traffic and new product introductions.

Results of Operations
The following tables set forth condensed consolidated operating results and other operating data for the periods indicated:
Operating results

	Three Months Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
	(In thousands)		(In thousands)
Net sales	$95,823	$78,676	$175,844	$144,593
Cost of sales	41,130	35,114	75,746	63,893
Gross margin	54,693	43,562	100,098	80,700
OPERATING EXPENSES
Selling	6,092	4,985	11,080	9,306
Marketing	3,574	2,749	6,314	5,723
Retail operations	19,187	16,006	36,336	30,460
General and administrative	13,806	6,238	21,058	12,244
Total operating expenses	42,659	29,978	74,788	57,733
Operating income	12,034	13,584	25,310	22,967
OTHER (EXPENSES) INCOME
Interest expense	(350)	(735)	(867)	(1,516)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	(1,606)	(5,715)	(7,892)	(11,429)
Earnings from joint venture investment	407	255	671	282
Foreign exchange (losses) gains	(684)	(155)	(695)	211
Other non-operating income	55	85	227	99
Total other expenses	(2,178)	(6,265)	(8,556)	(12,353)
Income before income taxes	9,856	7,319	16,754	10,614
Provision for income taxes	3,371	5,019	7,372	8,397
Net income	$6,485	$2,300	$9,382	$2,217

Percentage of net sales

	Three Months Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net sales	100%	100%	100%	100%
Cost of sales	43%	45%	43%	44%
Gross margin	57%	55%	57%	56%
OPERATING EXPENSES
Selling	7%	6%	6%	6%
Marketing	4%	4%	4%	4%
Retail operations	20%	20%	21%	21%
General and administrative	14%	8%	12%	9%
Total operating expenses	45%	38%	43%	40%
Operating income	12%	17%	14%	16%
OTHER (EXPENSES) INCOME
Interest expense	0%	(1)%	0%	(1)%
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	(2)%	(7)%	(5)%	(8)%
Earnings from joint venture investment	0%	0%	0%	0%
Foreign exchange (losses) gains	0%	0%	0%	0%
Other non-operating income	0%	0%	0%	0%
Total other expenses	(2)%	(8)%	(5)%	(9)%
Income before income taxes	10%	9%	9%	7%
Provision for income taxes	4%	6%	4%	6%
Net income	6%	3%	5%	1%

The following table summarizes the number of company-owned stores open at the beginning and end of the six months ended June 24, 2012:

Six Months Ended
June 24, 2012
Number of stores open at beginning of period	97
Stores added	11
Stores closed	(2)
Number of stores open at end of period	106

Three months ended June 24, 2012 compared with the three months ended June 26, 2011
Net Sales
The following table presents net sales by operating segment for the three months ended June 24, 2012 compared with the three months ended June 26, 2011:

	Three Months Ended June 24, 2012	Three Months Ended June 26, 2011	% Change
	(In thousands)
Direct-to-Consumer North America	$41,914	$33,957	23%
Direct-to-Consumer International	3,896	3,862	1%
Indirect-to-Consumer North America	23,639	19,166	23%
Indirect-to-Consumer International	26,374	21,691	22%
Total	$95,823	$78,676	22%

Net sales increased $17.1 million, or 22%, to $95.8 million for the three months ended June 24, 2012 from $78.7 million for the three months ended June 26, 2011. Positive customer response to new product introductions has had a favorable effect on net sales. During the second quarter of 2012, the Company introduced the Dror line, which was well received, as well as seasonal colors of hard-sided luggage and several new mobile device covers. Net sales have increased across all of our operating segments for the three months ended June 24, 2012 as compared with the three months ended June 26, 2011, as store traffic patterns have remained strong and wholesale customers have responded positively to new product introductions. We have continued to grow our own e-commerce websites and our wholesale customers’ e-commerce websites also showed positive results.
Net sales attributable to the Direct-to-Consumer North America segment increased 23% for the three months ended June 24, 2012 as compared with the three months ended June 26, 2011, with our North American comparable store sales up 4.7% in full price stores, up 14.1% in outlet stores and up 16.2% in our e-commerce website. Overall, including our e-commerce website, North America comparable store sales were up 8.4% for the period. We had seven new store openings in the second quarter of 2012. Net sales attributable to the Direct-to-Consumer International segment increased 1% for the three months ended June 24, 2012 as compared with the three months ended June 26, 2011, with comparable store sales up 1.3% (12.5% in local currency). Our international e-commerce websites were up 59.2% (79.4% in local currency). Overall, including our e-commerce websites, our international comparable store sales were up 4.5% (16.2% in local currency) for the period. This increase in Direct-to-Consumer International net sales was negatively impacted by the European sovereign debt crisis, which has dampened European consumer confidence. Additionally, during the first fiscal quarter of 2012, we replaced European retail store management and have seen this change in leadership have a positive impact on this segment.
Net sales attributable to the Indirect-to-Consumer North America segment increased 23% and net sales attributable to the Indirect-to-Consumer International segment increased 22% for the three months ended June 24, 2012 as compared with the three months ended June 26, 2011. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites as well as the aforementioned positive response to new product introductions. Our Indirect-to-Consumer International net sales have been favorably impacted by positive reaction to new product introductions and some new market inroads, particularly in Asia.

Operating income
The following table presents operating income (loss) by operating segment for the three months ended June 24, 2012 compared with the three months ended June 26, 2011:

	Three Months Ended June 24, 2012	Three Months Ended June 26, 2011	% Change
	(In thousands)
Direct-to-Consumer North America	$13,556	$10,145	34%
Direct-to-Consumer International	(107)	276	(139)%
Indirect-to-Consumer North America	8,626	6,311	37%
Indirect-to-Consumer International	8,230	6,349	30%
Non-allocated corporate expenses	(18,271)	(9,497)	(92)%
Total	$12,034	$13,584	(11)%

Operating income decreased $1.6 million, or 11%, to $12.0 million for the three months ended June 24, 2012 from $13.6 million for the three months ended June 26, 2011. Included in non-allocated corporate expenses for the three months ended June 24, 2012 is a pre-tax charge of $5.5 million related to the special cash bonus paid to the CEO in connection with the successful completion of the IPO (see Note 1 for further information regarding our IPO). Excluding this non-recurring pre-tax charge, operating income improved 29% in the period. This improvement was a result of higher revenues and improved gross margins partially offset by higher operating expenses. All operating segments, with the exception of Direct-to-Consumer International, improved as compared with the comparable prior year period. Our operating segments have benefited from positive reaction to new product introductions, new store openings in the Direct-to-Consumer North America segment, and continued strong growth in the Asia Pacific region, as well as strong Indirect-to-Consumer net sales in the Europe, Middle East and Africa region. Operating expenses have increased principally due to higher retail operations expenses related to the cost of new store openings, as well as the aforementioned non-recurring charge of $5.5 million for the special cash bonus paid to the CEO. Non-allocated corporate expenses represent expenses and income not identifiable to a particular operating segment and rather represent core corporate expenses such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs. As we expand our business and incur additional expenses associated with being a public company, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2012 and in future periods.
Other income and expenses
Other income and expenses decreased $4.1 million, or 65%, to $2.2 million for the three months ended June 24, 2012 from $6.3 million for the three months ended June 26, 2011. Total other expenses includes dividend expense on mandatorily redeemable preferred stock and preferred equity interests, a non-cash charge. The decrease was primarily attributable to a reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with the IPO in the second quarter of 2012. Excluding this one item, total other expenses remained consistent at approximately $0.5 million for the three months ended June 24, 2012 and June 26, 2011.
Income tax expense
Provision for income taxes decreased $1.6 million, or 33%, to $3.4 million in the three months ended June 24, 2012 from $5.0 million in the three months ended June 26, 2011, due principally to a lower effective tax rate. The lower effective tax rate was due to the impact that the consummation of our IPO had on our annual effective tax rate.
Net income
Net income increased $4.2 million to $6.5 million for the three months ended June 24, 2012 from $2.3 million for the three months ended June 26, 2011. The increase in net income was due mainly to the increase in net sales and gross margin dollars as well as the reduction in dividend expense, offset by the aforementioned special bonus to the CEO.
Basic and diluted weighted average shares outstanding for the three months ended June 24, 2012 and June 26, 2011 were 63.8 million and 52.5 million shares, respectively. Basic and diluted EPS was $0.10 per share for the three months ended June 24, 2012 versus $0.04 per share for the three months ended June 26, 2011.

Net income before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $8.1 million and $8.0 million for the three months ended June 24, 2012 and June 26, 2011, respectively. Basic and diluted EPS before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $0.13 per share and $0.15 per share for the three months ended June 24, 2012 and June 26, 2011, respectively.

Six months ended June 24, 2012 compared with the six months ended June 26, 2011
Net Sales
The following table presents net sales by operating segment for the six months ended June 24, 2012 compared with the six months ended June 26, 2011:

	Six Months Ended June 24, 2012	Six Months Ended June 26, 2011	% Change
	(In thousands)
Direct-to-Consumer North America	$76,302	$60,083	27%
Direct-to-Consumer International	7,125	7,245	(2)%
Indirect-to-Consumer North America	40,695	35,899	13%
Indirect-to-Consumer International	51,722	41,366	25%
Total	$175,844	$144,593	22%

Net sales increased $31.2 million, or 22%, to $175.8 million for the six months ended June 24, 2012 from $144.6 million for the six months ended June 26, 2011. Positive customer response to new product introductions, including the Dror line, new store openings and strong comparable store sales growth have had a positive effect on net sales. Net sales have increased across all but one of our operating segments for the six months ended June 24, 2012 as compared with the six months ended June 26, 2011, as store traffic patterns have improved and wholesale customers have responded positively to new product introductions. We have continued to grow our own e-commerce websites and our wholesale customers’ e-commerce websites also showed positive results.
Net sales attributable to the Direct-to-Consumer North America segment increased 27% for the six months ended June 24, 2012 as compared with the six months ended June 26, 2011, with our North American comparable store sales up 8.0% in full price stores, up 13.8% in outlet stores and up 30.3% in our e-commerce website. Overall, including our e-commerce website, North America comparable store sales increased 12.1% for the period. There were eleven new store openings during the first half of 2012 (offset by 2 store closings), all of which have been performing on target. Net sales attributable to the Direct-to-Consumer International segment experienced a 2% decrease for the six months ended June 24, 2012 as compared with the six months ended June 26, 2011, with comparable store sales down 1.5% (up 6.3% in local currency). Our international e-commerce websites were up 44.4% (55.7% in local currency). Overall, including our e-commerce websites, our international comparable store sales were up 1.7% (9.7% in local currency) for the period. The overall decrease in Direct-to-Consumer International net sales was attributable mainly to the European sovereign debt crisis, which has dampened European consumer confidence, as well as the unfavorable foreign currency exchange effect of the Euro. During the first fiscal quarter of 2012, we replaced European retail store management and we have seen this change in leadership have a positive impact on this segment.
Net sales attributable to the Indirect-to-Consumer North America segment increased 13% and net sales attributable to the Indirect-to-Consumer International segment increased 25% for the six months ended June 24, 2012 as compared with the six months ended June 26, 2011. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites as well as the aforementioned positive response to new product introductions. Our Indirect-to-Consumer International net sales have been favorably impacted by positive reaction to new product introductions and some new market inroads, particularly in Asia.

Operating income
The following table presents operating income (loss) by operating segment for the six months ended June 24, 2012 compared with the six months ended June 26, 2011:

	Six Months Ended June 24, 2012	Six Months Ended June 26, 2011	% Change
	(In thousands)
Direct-to-Consumer North America	$22,811	$16,590	37%
Direct-to-Consumer International	(397)	396	(200)%
Indirect-to-Consumer North America	15,118	12,362	22%
Indirect-to-Consumer International	16,324	12,292	33%
Non-allocated corporate expenses	(28,546)	(18,673)	(53)%
Total	$25,310	$22,967	10%

Operating income increased $2.3 million, or 10%, to $25.3 million for the six months ended June 24, 2012 from $23.0 million for the six months ended June 26, 2011. Included in non-allocated corporate expenses for the six months ended June 24, 2012 is a pre-tax charge of $5.5 million related to the special cash bonus paid to the CEO in connection with the successful completion of the IPO (see Note 1 for further information regarding our IPO). Excluding this non-recurring pre-tax charge, operating income improved 34% for the period. This improvement was a result of higher revenues and improved gross margins partially offset by higher operating expenses. All operating segments, with the exception of Direct-to-Consumer International, improved as compared with the comparable prior year period. Our operating segments have benefited from positive reaction to new product introductions, new store openings in the Direct-to-Consumer North America segment, and continued strong growth in the Asia Pacific region, as well as strong Indirect-to-Consumer net sales in the Europe, Middle East and Africa region. Operating expenses have increased principally due to higher retail operations expenses related to the cost of new store openings, as well as the aforementioned non-recurring charge of $5.5 million for the special cash bonus paid to the CEO. Non-allocated corporate expenses represent expenses and income not identifiable to a particular operating segment and rather represent core corporate expenses such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs.
Other income and expenses
Other income and expenses decreased $3.8 million, or 31%, to $8.6 million for the six months ended June 24, 2012 from $12.4 million for the six months ended June 26, 2011. Total other expenses include dividend expense on mandatorily redeemable preferred stock and preferred equity interests, a non-cash charge. The decrease was primarily attributable to a reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with the IPO in the second quarter of 2012. Excluding this one item, total other expenses decreased $0.3 million, or 28%, to $0.7 million for the six months ended June 24, 2012 from $1.0 million for the six months ended June 26, 2011.
Income tax expense
Provision for income taxes decreased $1.0 million, or 12%, to $7.4 million in the six months ended June 24, 2012 from $8.4 million in the six months ended June 26, 2011, due principally to a lower effective tax rate in the second quarter of 2012. The lower effective tax rate was due primarily to the impact that the consummation of our IPO had on our annual effective tax rate.
Net income
Net income increased $7.2 million to $9.4 million for the six months ended June 24, 2012 from $2.2 million for the six months ended June 26, 2011. The increase in net income was due mainly to the increase in net sales and gross margin dollars as well as the reduction in dividend expense, offset by the aforementioned special bonus to the CEO.
Basic and diluted weighted average shares outstanding for the six months ended June 24, 2012 and June 26, 2011 were 58.4 million and 52.5 million shares, respectively. Basic and diluted EPS was $0.16 per share for the six months ended June 24, 2012 versus $0.04 per share for the six months ended June 26, 2011.

Net income before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $17.3 million and $13.6 million for the six months ended June 24, 2012 and June 26, 2011, respectively. Basic and diluted EPS before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $0.30 per share and $0.26 per share for the six months ended June 24, 2012 and June 26, 2011, respectively.
Seasonality
Our business is seasonal in nature and, as a result, our net sales and working capital requirements fluctuate from quarter to quarter. Our fourth quarter is a significant period for our results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. We expect inventory levels, along with an increase in accounts payable and accrued expenses, to reach their highest levels in anticipation of the increased net sales during this period. In 2011, fourth quarter net sales represented approximately 32% of our total annual net sales. Operating income in the same period represented 42% of our total annual operating income. The first half of 2011 accounted for approximately 44% of net sales and 38% of operating income for the year ended December 31, 2011.

Liquidity and Capital Resources
Historically, our primary source of liquidity has been cash flows from operations. Our long-term credit facility has not historically been used to finance our capital requirements, but instead represents remaining refinanced acquisition indebtedness originally incurred when Doughty Hanson and certain members of management at that time acquired the Company in 2004. We have from time to time drawn down on our revolving line of credit as short-term liquidity needs arise. We use our cash flows from operations to fund our store development activities.
We believe we have sufficient working capital and liquidity to support our operations for at least the next twelve months.
Cash and cash equivalents
As of June 24, 2012, we had cash and cash equivalents of $20.8 million. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.
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
We generated cash flows from operations of $3.6 million during the six months ended June 24, 2012, compared to $10.7 million during the six months ended June 26, 2011. The principal reason for this decrease was our investment in inventory during the first six months of 2012 to satisfy demand for new product introductions as well as the aforementioned special cash bonus paid to the CEO.
Investing activities
Cash flows used for investing activities consisted primarily of capital expenditures for store expansion plans, store renovations, store openings, information technology infrastructure and product tooling costs.
Cash used for capital expenditures was $8.3 million and $5.0 million for the six months ended June 24, 2012 and June 26, 2011, respectively. The increase was due principally to additional store openings in the first six months of 2012.
Financing activities
Cash used in financing activities was $7.2 million for the six months ended June 24, 2012 compared to $2.9 million for the six months ended June 26, 2011. The increase was mainly attributable to additional repayments of bank debt and transactions related to the IPO.
Amended and restated credit facility
In connection with the IPO, on April 4, 2012, Tumi, Inc. and Tumi Stores, Inc., the Borrowers, entered into the Amended Credit Facility, with Wells Fargo as lender and collateral agent.

On April 4, 2012, the Company’s then-current term loan facility had $60,000,000 outstanding. Based on the Company's calculated leverage ratio at the time, the facility bore interest at either the market LIBOR rate plus 175 basis points or the prime rate plus 75 basis points. The Company’s revolving credit facility had no balance outstanding on its total capacity of $10,000,000. However, the Company had utilized $250,000 under the revolving facility for letters of credit.
The Amended Credit Facility consolidated the term loan facility and the revolving credit facility provided in the Company’s former credit facility into a single $70 million senior secured revolving credit facility with Wells Fargo as the sole lender, and extends the maturity of the facility until April 4, 2017. The Amended Credit Facility includes a letter of credit sublimit not to exceed the undrawn amount of the revolving commitments.
Borrowings under the Amended Credit Facility bear interest at a per annum rate equal to, at the Borrowers’ option, the one, two, three or six month (or such other period as Wells Fargo may agree) LIBOR rate plus a margin of 1.00% or 1.25%, or a base rate (the greater of (i) Wells Fargo’s prime rate in effect on such day and (ii) the federal funds rate plus 1/2 of 1.00%) plus a margin of zero or 0.25%. The Borrowers are required to pay an undrawn commitment fee equal to 0.15% or 0.20% of the undrawn portion of the commitments under the Amended Credit Facility, as well as customary letter of credit fees. The margin added to LIBOR, or the base rate, as well as the amount of the commitment fee, depends on Tumi, Inc.’s leverage at the time. Interest is payable monthly, bi-monthly or quarterly on LIBOR rate loans depending on the interest period for each LIBOR rate loan, or quarterly on base rate loans.
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

Contractual Obligations
As previously disclosed, in connection with our IPO in April 2012, we entered into the Amended Credit Facility as well as repurchased all of our mandatorily redeemable preferred stock and preferred equity interests.  There have been no other material changes to the contractual obligations table included in Tumi's Quarterly Report on Form 10-Q for the quarter ended March 25, 2012, filed with the SEC on May 23, 2012.

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
We apply the provisions of the FASB’s guidance relating to uncertain tax positions. We utilize the two step process to determine the amount of recognized tax benefit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.
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
We did not recognize any impairment of goodwill or indefinite lived intangible assets in the six months ended June 24, 2012.

Warranties
We provide our customers with a product warranty subsequent to the sale of our products. We recognize estimated costs associated with the limited warranty at the time of sale of our products. The warranty reserve is based on historical experience and estimated future costs.
Accounting standards applicable to emerging growth companies
The Jumpstart Our Business Startups Act (the “JOBS Act”) contains provisions that relax certain requirements for “emerging growth companies,” which includes us. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act (unless we elect to do so for any accounting standard issued after we became a public company), (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise.
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

In July 2012, the FASB issued new accounting guidance on indefinite-lived intangible assets. The new guidance provides an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and recognize an impairment loss, if any,  to the extent the carrying value exceeds its fair value.  The guidance is effective for the Company for annual and, if any, interim impairment tests in its fiscal year ending December, 31, 2013, with early adoption permitted.  The Company believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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
Foreign currency exchange risk
Although the majority of our international net sales are billed and collected in U.S. dollars, our European sales are billed and collected in Euros, and we are therefore subject to risk associated with exchange rate fluctuations. During the three and six months ended June 24, 2012, we recorded losses related to the exchange rate fluctuation effect on remittances from our European affiliates and other transactions relating to our international operations of $684,000 and $695,000, respectively. During the three and six months ended June 26, 2011, we recorded a loss of $155,000 and gain of $211,000, respectively, related to the exchange rate fluctuation effect on those remittances and transactions. Because a portion of our net sales (approximately 10%) are denominated in Euros, exchange rate fluctuations can have an impact on our reported net sales. For example, if the U.S. dollar strengthens against the Euro, this could have a negative effect on our European operating results when those results are translated into U.S. dollars. Any hypothetical loss in net sales could be partially or completely offset by lower cost of sales and lower selling expenses and general and administrative expenses that are denominated in Euros.
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
Interest rate risk
In connection with the IPO in April 2012, our subsidiaries, Tumi, Inc. and Tumi Stores, Inc., amended our former credit facility by entering into the Amended Credit Facility, with Wells Fargo as lender and as collateral agent, consolidating the term loan facility and the revolving credit facility previously provided in our former credit facility into a single $70 million senior secured revolving credit facility. Under the Amended Credit Facility, borrowings bear interest payable quarterly or, in the case of loans subject to the LIBOR rate, monthly, bi-monthly or quarterly depending on the interest period for such loans. Borrowings under the Amended Credit Facility bear interest at a per annum rate equal to, at our option, the one, two, three or six-month (or such other period as Wells Fargo may agree) LIBOR rate plus a margin of 1.00% or 1.25%, or a base rate plus a margin of zero or 0.25%. The margin added to LIBOR, or the base rate, depends on our leverage at the time.
Because the Amended Credit Facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates if we have a meaningfully large outstanding balance. As of June 24, 2012, the facility bore interest at the market LIBOR rate (0.25%) plus 100 basis points. We will carefully monitor the interest rates on our borrowings under the Amended Credit Facility.
We do not currently have any interest rate hedging activities in place, but may in the future engage in hedging activities, based on, among other things, market conditions. A 10% increase in the applicable interest rate would not have or would not have had a material effect on interest expense to us under the Amended Credit Facility.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
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
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including proceedings to protect our intellectual property rights. As part of our monitoring program for our intellectual property rights, from time to time we file lawsuits in the U.S. and abroad for acts of trademark counterfeiting, trademark infringement, trademark dilution, patent infringement or breach of other state or foreign laws. These actions often result in seizure of counterfeit merchandise and negotiated settlements with defendants. Defendants sometimes raise the invalidity or unenforceability of our proprietary rights as affirmative defenses or counterclaims. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of any pending proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors disclosed by the Company in its Quarterly Report on Form 10-Q for the quarter ended March 25, 2012, filed with the SEC on May 23, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Company
We used the net proceeds from our IPO to repurchase our preferred stock and preferred equity interests and 277,778 shares of our common stock owned by Doughty Hanson, our majority shareholder. These were the only purchases of our own equity securities we made in the quarter ended June 24, 2012. They are described in the following tables.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 26, 2012 through April 29, 2012	277,778	$16.92	—	—
April 30, 2012 through May 27, 2012	0	—	—	—
May 28, 2012 through June 24, 2012	0	—	—	—
Total	277,778	$16.92	—	—

Period	Total Number of Series A Preferred Shares Purchased	Average Price Paid per Series A Preferred Share	Total Number of Series A Preferred Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Series A Preferred Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 26, 2012 through April 29, 2012	77,500	$2,033.89	—	—
April 30, 2012 through May 27, 2012	0	—	—	—
May 28, 2012 through June 24, 2012	0	—	—	—
Total	77,500	$2,033.89	—	—

Period	Total Number of Preferred Equity Interest Units Purchased	Average Price Paid per Preferred Equity Interest Unit	Total Number of Preferred Equity Interest Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Preferred Equity Interest Units that May Yet Be Purchased Under the Plans or Programs (1)
March 26, 2012 through April 29, 2012	50,000	$2,033.89	—	—
April 30, 2012 through May 27, 2012	—	—	—	—
May 28, 2012 through June 24, 2012	—	—	—	—
Total	50,000	$2,033.89	—	—

(1) The Company does not have a repurchase plan or program.

ITEM 6.	EXHIBITS

The list of exhibits is set forth under “Exhibit Index” at the end of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of August.

/s/ Jerome Griffith
Jerome Griffith
Chief Executive Officer, President and Director

/s/ Michael J. Mardy
Michael J. Mardy
Chief Financial Officer, Executive Vice President and Director

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002