Form 10-Q/A
period 2012-06-24
Tumi Holdings, Inc.
filed 2012-09-05
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Tumi Holdings, Inc. for the quarter ended June 24, 2012 filed with the Securities and Exchange Commission on August 7, 2012 (the “Form 10-Q”). The sole purpose of this Amendment is to furnish Exhibit 101 to the Form 10-Q, consisting of interactive data files formatted in eXtensible Business Reporting Language with detailed footnote tagging, in accordance with the 30-day grace period provided under Rule 405 of Regulation S-T for the first quarterly period in which such tagging is required.
No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the Form 10-Q.

ITEM 6.     Exhibits

Exhibit Number	Description

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed in the Quarterly Report on Form 10-Q of Tumi Holdings, Inc. for the quarter ended June 24, 2012 filed on August 7, 2012.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of September 2012.

/s/ Jerome Griffith
Jerome Griffith
Chief Executive Officer, President and Director

/s/ Michael J. Mardy
Michael J. Mardy
Chief Financial Officer, Executive Vice President and Director