Form 10-Q
period 2012-09-23
Tumi Holdings, Inc.
filed 2012-10-29
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2012
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 29, 2012
Common Stock, $0.01 Par Value	67,866,667 shares

TUMI HOLDINGS, INC.

		Page

	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of September 23, 2012 (unaudited) and December 31, 2011	2

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 23, 2012 (unaudited) and September 25, 2011 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 23, 2012 (unaudited) and September 25, 2011 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 23, 2012 (unaudited) and September 25, 2011 (unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4.	Controls and Procedures	33

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	35

ITEM 1A.	Risk Factors	35

ITEM 6.	Exhibits	35

SIGNATURE

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 23, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,396	$32,735
Accounts receivable, less allowance for doubtful accounts of approximately $475 and $462 at September 23, 2012 and December 31, 2011, respectively	23,820	22,833
Other receivables	1,838	1,724
Inventories	79,335	60,456
Prepaid expenses and other current assets	3,825	3,056
Prepaid income taxes	4,888	—
Deferred offering costs	—	1,996
Deferred tax assets, current	2,218	2,218
Total current assets	132,320	125,018
Property, plant and equipment, net	42,641	36,500
Deferred tax assets, noncurrent	2,046	2,046
Joint venture investment	2,842	2,122
Goodwill	142,773	142,773
Intangible assets, net	131,014	131,219
Deferred financing costs, net of accumulated amortization of $2,717 and $2,539 at September 23, 2012 and December 31, 2011, respectively	742	920
Other assets	4,892	5,743
Total assets	$459,270	$446,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	September 23, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$32,330	$27,308
Accrued expenses	25,946	26,683
Current portion of long-term debt	—	12,000
Income taxes payable	—	4,324
Total current liabilities	58,276	70,315
Revolving credit facility	52,000	—
Long-term debt	—	52,000
Other long-term liabilities	7,101	6,257
Mandatorily redeemable preferred stock and preferred equity interests	—	251,429
Deferred tax liabilities	47,623	47,623
Total liabilities	165,000	427,624
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,144,473 issued and 67,866,667 shares outstanding as of September 23, 2012; 52,536,252 authorized and issued and 52,536,224 shares outstanding as of December 31, 2011	681	525
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of September 23, 2012; no shares authorized, issued or outstanding as of December 31, 2011	—	—
Additional paid-in capital	308,520	48,968
Treasury stock, at cost	(4,874)	(174)
Accumulated deficit	(9,771)	(29,617)
Accumulated other comprehensive loss	(286)	(985)
Total stockholders’ equity	294,270	18,717
Total liabilities and stockholders’ equity	$459,270	$446,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
	(unaudited)		(unaudited)
Net sales	$95,860	$78,394	$271,704	$222,987
Cost of sales	40,685	33,410	116,431	97,303
Gross margin	55,175	44,984	155,273	125,684
OPERATING EXPENSES
Selling	6,517	5,876	17,597	15,182
Marketing	3,191	3,480	9,505	9,203
Retail operations	20,781	17,127	57,117	47,587
General and administrative	7,436	6,371	28,494	18,615
Total operating expenses	37,925	32,854	112,713	90,587
Operating income	17,250	12,130	42,560	35,097
OTHER INCOME (EXPENSES)
Interest expense	(284)	(639)	(1,151)	(2,155)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	(5,714)	(7,892)	(17,143)
Earnings from joint venture investment	161	399	832	681
Foreign exchange gains (losses)	432	(105)	(263)	106
Other non-operating income	34	34	261	133
Total other income (expenses)	343	(6,025)	(8,213)	(18,378)
Income before income taxes	17,593	6,105	34,347	16,719
Provision for income taxes	7,129	4,514	14,501	12,911
Net income	$10,464	$1,591	$19,846	$3,808
Weighted average common shares outstanding:
Basic	67,866,667	52,536,224	61,613,373	52,536,224
Diluted	67,866,667	52,536,224	61,613,403	52,536,224
Basic earnings per common share	$0.15	$0.03	$0.32	$0.07
Diluted earnings per common share	$0.15	$0.03	$0.32	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
	(unaudited)		(unaudited)
Net income	$10,464	$1,591	$19,846	$3,808
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	325	(1,104)	699	(239)
Comprehensive income	$10,789	$487	$20,545	$3,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 23, 2012	September 25, 2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,846	$3,808
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,237	7,600
Deferred income tax benefit	—	(592)
Stock compensation expense	27	—
Amortization of deferred financing costs	177	625
Allowance for doubtful accounts	13	120
Joint venture earnings	(832)	(681)
Loss on disposal of fixed assets	406	1
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	7,892	17,143
Other non-cash charges	704	(594)
Changes in operating assets and liabilities
Accounts receivable	(974)	(2,947)
Other receivables	(105)	(382)
Inventories	(18,832)	(8,924)
Prepaid expenses and other current assets	(765)	(739)
Other assets	850	1,503
Prepaid income taxes	(4,888)	—
Accounts payable	4,530	5,762
Accrued expenses	1,180	(46)
Income taxes payable	(4,324)	(2,755)
Other liabilities	840	246
Total adjustments	(5,864)	15,340
Net cash provided by operating activities	13,982	19,148
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,123)	(10,487)
Net cash used in investing activities	(14,123)	(10,487)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Nine Months Ended
	September 23, 2012	September 25, 2011
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments received on stockholder loans	$—	$76
Payments of long-term debt	—	(6,000)
Payments on revolving credit facility	(12,000)	—
Proceeds from issuance of common stock, net of underwriters’ discounts and commissions	264,091	—
Payment for repurchase of preferred shares and preferred equity interests	(259,321)	—
Repurchase of common stock	(4,700)	—
Payments for offering costs	(4,272)	—
Net cash used in financing activities	(16,202)	(5,924)
Effect of exchange rate changes on cash	4	46
Net increase (decrease) in cash and cash equivalents	(16,339)	2,783
Cash and cash equivalents at beginning of period	32,735	19,209
Cash and cash equivalents at end of period	$16,396	$21,992
Supplemental disclosures of cash flow information:
Noncash investing activity—property, plant and equipment obligations	$3,532	$3,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	BASIS OF PRESENTATION AND ORGANIZATION
Nature of Operations
Tumi Holdings, Inc. (together with its subsidiaries, the “Company”) is a leading designer, producer and marketer of a comprehensive line of travel and business products and accessories in multiple categories. Prior to the Company’s initial public offering (the “IPO”) in April 2012, the Company also included its controlled affiliate, Tumi II, LLC (the “LLC”). In connection with the IPO, the LLC was merged with and into Tumi Holdings, Inc., with Tumi Holdings, Inc. continuing as the surviving corporation. The Company’s product offerings include travel bags, business cases, totes, handbags, business and travel accessories and small leather goods. The Company designs its products for, and markets its products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status and durability of Tumi products. The Company sells its products through a network of company-owned retail stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. The Company has approximately 1,700 points of distribution in over 70 countries, and its global distribution network is enhanced by the use of its three logistics facilities located in the United States, Europe and Asia. The Company designs its products in its U.S. design studios and selectively collaborates with well-known, international industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean.
Initial Public Offering
In April 2012, the Company completed its IPO of 15,608,221 shares of common stock sold by the Company and 5,988,624 shares of common stock sold by certain of the Company’s stockholders (inclusive of 2,816,980 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters). The initial public offering price of the shares sold in the IPO was $18.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The total proceeds to the Company, net of underwriters’ discounts and commissions, were approximately $264.1 million. The Company used the net proceeds received from the IPO to repurchase all of its preferred stock and preferred equity interests and 277,778 shares of its common stock owned by funds managed by, or entities affiliated with, Doughty Hanson & Co. Managers Limited (collectively, “Doughty Hanson”), the Company’s majority stockholder. The IPO costs incurred were charged against the net proceeds of the IPO and recorded in stockholders’ equity during the second quarter of 2012.
In connection with the IPO, the Company also:

•	effected a 101.200929-for-1 common stock split effective April 4, 2012 and a subsequent 1.037857-for-1 common stock split effective April 19, 2012;

•	merged the LLC with and into Tumi Holdings, Inc., with Tumi Holdings, Inc. continuing as the surviving corporation, and cancelled all common interests in the LLC;

•	increased its authorized shares of common stock to 350,000,000 and authorized 75,000,000 shares of preferred stock;

•	entered into an amended and restated credit facility effective April 4, 2012;

•	paid a one-time special bonus of $5,511,693 to its CEO, which was expensed by the Company in the second quarter of 2012; and

•	adopted its 2012 Long-Term Incentive Plan (the “2012 Plan”).
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
The condensed consolidated balance sheet as of December 31, 2011 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by US GAAP.

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
Reporting Periods
The reporting periods for the Company’s unaudited interim quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on June 25, 2012 and June 27, 2011 and ended on September 23, 2012 and September 25, 2011, respectively. The nine-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2012 and 2011 and ended on September 23, 2012 and September 25, 2011, respectively.
Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangibles, allowance for doubtful accounts, adjustments for slow-moving and obsolete inventory, accrued warranties, realization of deferred tax assets and useful lives of assets. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
As of September 23, 2012, the total balances in U.S. bank accounts over the Federal Deposit Insurance Company limit then in effect was approximately $5,018,000. The total balance in international bank accounts at September 23, 2012 was approximately $4,313,000.

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

The Company’s non-financial assets which are subject to nonrecurring fair value measurements include goodwill, intangible assets and property, plant and equipment. These assets are recorded at carrying value. However, whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (or at least annually for goodwill and indefinite-lived intangible assets), such assets are assessed for impairment and, if applicable, written down to and recorded at fair value. To measure fair value for such assets, the Company uses techniques including discounted expected future cash flows (“DCF”) (a Level 3 input). A DCF analysis calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit or asset and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in a DCF analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and the Company’s variable interest rate credit facility (see Note 9, Credit Facility) were reasonable estimates of their fair value as of September 23, 2012. If measured at fair value in the financial statements, the Company’s variable interest rate credit facility would be classified as Level 2 in the fair value hierarchy.

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
In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the amended guidance effective January 1, 2012 and it did not have a material effect on its condensed consolidated financial statements.

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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

3.	STOCKHOLDERS’ EQUITY
Activity for the nine months ended September 23, 2012 in the accounts of Stockholders’ Equity is summarized below:

	Common Stock
	Shares	Par Value	Additional Paid- in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share data)
Balance as of January 1, 2012	52,536,252	$525	$48,968	$(174)	$(29,617)	$(985)	$18,717
Net income	—	—	—	—	19,846	—	19,846
Issuance of common stock, net of underwriters’ discounts and commissions	15,608,221	156	263,935	—	—	—	264,091
Offering costs—other	—	—	(4,410)	—	—	—	(4,410)
Stock compensation		—	27	—	—	—	27
Repurchase of common stock	—	—	—	(4,700)	—	—	(4,700)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	699	699
Balance as of September 23, 2012	68,144,473	$681	$308,520	$(4,874)	$(9,771)	$(286)	$294,270

As of September 23, 2012, the Company held 277,806 shares of common stock in treasury.
The balance in accumulated other comprehensive loss consists only of foreign currency translation adjustments.
Stock Splits
In connection with the IPO, the Company’s Board of Directors approved a 101.200929-for-1 common stock split and a subsequent 1.037857-for-1 common stock split, which were effective April 4, 2012 and April 19, 2012, respectively.
All common share and per share amounts in the condensed consolidated financial statements have been adjusted retrospectively for all prior periods presented to reflect the 101.200929-for-1 and 1.037857-for-1 common stock splits. As no change was made to the par value of the common shares, the Company retrospectively reclassified a total of $520,000 from additional paid-in capital to common stock as of December 31, 2011. Of the $520,000, $501,000 was reflected in the consolidated financial statements included in the Prospectus.

4. INVENTORIES
Inventories consist of the following:

	September 23, 2012	December 31, 2011
	(In thousands)
Raw materials	$293	$242
Finished goods	79,042	60,214
Total inventories	$79,335	$60,456

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		September 23, 2012	December 31, 2011
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	3,429	3,429
Leasehold and store enhancements	5 to 10 years	71,540	62,079
Furniture, computers and equipment	3 to 5 years	16,099	14,185
Capitalized software	5 years	2,128	2,128
Fixtures, dies and autos	3 to 5 years	19,821	17,603
Construction in progress		3,200	3,553
		116,702	103,462
Less accumulated depreciation and amortization		(74,061)	(66,962)
		$42,641	$36,500

Depreciation and amortization expense on property, plant and equipment was $2,873,000 and $8,032,000 for the three and nine months ended September 23, 2012, respectively, and $2,547,000 and $7,395,000 for the three and nine months ended September 25, 2011, respectively.

6.	JOINT VENTURE INVESTMENT
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”). The purpose of Tumi Japan is to sell, promote and distribute the Company’s products in Japan. This investment is accounted for under the equity method.
Sales to Itochu were $2,575,000 and $7,485,000 for the three and nine months ended September 23, 2012, respectively, and $2,546,000 and $7,047,000 for the three and nine months ended September 25, 2011, respectively. As of September 23, 2012, the Company had accounts receivable due from Itochu of $1,023,000.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The balance of goodwill and the classification by segment has not changed from December 31, 2011. For the nine months ended September 23, 2012, there were no changes to intangible assets other than amortization expense recorded of $205,000.

8.	ACCRUED WARRANTIES
The Company provides its customers with a product warranty subsequent to the sale of its products. The Company recognizes estimated costs associated with the limited warranty at the time of sale of its products. The warranty reserve is based on historical experience. The activity in the warranty reserve account was as follows:

Nine Months Ended
September 23, 2012
(In thousands)
Liability, beginning of period	$6,212
Provision for warranties	2,482
Warranty claims	(1,982)
Liability, end of period	$6,712

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

9.	CREDIT FACILITY

Amended and Restated Credit Facility
In connection with the IPO, on April 4, 2012, Tumi, Inc. and Tumi Stores, Inc. (the “Borrowers”) entered into an amended and restated credit facility (the “Amended Credit Facility”), with Wells Fargo Bank National Association (“Wells Fargo”) as lender and collateral agent.
On April 4, 2012, the Company’s then-current term loan facility had $60,000,000 outstanding. Based on the Company’s calculated leverage ratio at the time, the facility bore interest at either the market LIBOR rate plus 175 basis points or the prime rate plus 75 basis points. The Company’s revolving credit facility had no balance outstanding on its total capacity of $10,000,000. However, the Company had utilized $250,000 under the revolving facility for letters of credit.
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
As of September 23, 2012, the Company had $52,000,000 outstanding under the Amended Credit Facility. As of September 23, 2012, the facility bore interest at the market LIBOR rate (0.23%) plus 100 basis points. Letters of credit outstanding at September 23, 2012 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $17,714,000.
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
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance in all material respects with all such covenants as of September 23, 2012.

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
Income tax expense in 2012 is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period. The Company’s consolidated effective tax rate in respect of continuing operations for the three and nine months ended September 23, 2012 was 40.5% and 42.2%, respectively, and 73.9% and 77.2% for the three and nine months ended September 25, 2011, respectively.

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
In connection with the IPO in April 2012, the Company repurchased all of its preferred stock and preferred equity interests. The mandatorily redeemable preferred stock and preferred equity interests repurchased totaled $259,321,000, comprised of $157,627,000 of Series A preferred stock, inclusive of $80,127,000 of accrued dividends, and $101,694,000 of preferred equity interests, inclusive of $51,694,000 of accrued dividends.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

13.	EARNINGS PER SHARE
The following table summarizes the calculation of basic and diluted earnings per common share for the three and nine months ended September 23, 2012 and September 25, 2011:

	Three Months Ended		Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Basic earnings per common share:
Numerator:
Net income	$10,464	$1,591	$19,846	$3,808
Denominator:
Basic weighted average common shares outstanding	67,866,667	52,536,224	61,613,373	52,536,224
Basic earnings per common share	$0.15	$0.03	$0.32	$0.07

Diluted earnings per common share:
Numerator:
Net income	$10,464	$1,591	$19,846	$3,808
Denominator:
Number of shares used in basic calculation	67,866,667	52,536,224	61,613,373	52,536,224
Weighted average dilutive effect of employee stock options	—	—	30	—
Diluted weighted average common shares outstanding	67,866,667	52,536,224	61,613,403	52,536,224
Diluted earnings per common share	$0.15	$0.03	$0.32	$0.07

Options to purchase 12,466 common shares were outstanding as of September 23, 2012 but not included in the computation of diluted net income per common share for the three months then ended because their effect on such period would be antidilutive.

14.	SEGMENT INFORMATION
Segment Results
The table below presents information for net sales, operating income and depreciation and amortization by segment for the three and nine months ended September 23, 2012 and September 25, 2011:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Three Months Ended September 23, 2012
Net sales	$40,486	$4,829	$24,963	$25,582	$—	$95,860
Operating income (loss)	$11,771	$249	$9,588	$7,529	$(11,887)	$17,250
Depreciation and amortization	$1,504	$243	$223	$578	$393	$2,941
Three Months Ended September 25, 2011
Net sales	$33,234	$4,230	$16,166	$24,764	$—	$78,394
Operating income (loss)	$9,165	$501	$5,695	$7,462	$(10,693)	$12,130
Depreciation and amortization	$1,319	$305	$143	$566	$283	$2,616

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Nine Months Ended September 23, 2012
Net sales	$116,788	$11,954	$65,658	$77,304	$—	$271,704
Operating income (loss)	$34,582	$(148)	$24,706	$23,853	$(40,433)	$42,560
Depreciation and amortization	$4,288	$662	$604	$1,654	$1,029	$8,237
Nine Months Ended September 25, 2011
Net sales	$93,317	$11,475	$52,065	$66,130	$—	$222,987
Operating income (loss)	$25,755	$897	$18,057	$19,754	$(29,366)	$35,097
Depreciation and amortization	$3,963	$911	$375	$1,469	$882	$7,600

15.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable are comprised primarily of large balances due from a small number of major customers, principally large department and specialty luggage stores dispersed throughout the United States. Failure of one of the major customers to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 14.0% and 18.6% of consolidated trade accounts receivable at September 23, 2012 and December 31, 2011, respectively. These five customers accounted for 11.4% and 11.3% of consolidated net sales for the three and nine months ended September 23, 2012, respectively, and 12.1% and 10.9% for the three and nine months ended September 25, 2011, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 46.3% and 50.1% of accounts payable at September 23, 2012 and December 31, 2011, respectively. These five suppliers accounted for 70.7% and 70.8% of total product purchases for the three and nine months ended September 23, 2012, respectively, and 62.6% and 70.5% for the three and nine months ended September 25, 2011, respectively.

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

September 23, 2012
Weighted- average volatility	45.90%
Expected dividend yield	—%
Expected term (in years)	6
Risk-free rate	1.14%
The following table shows the total compensation cost charged against income for stock compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
	(In thousands)		(In thousands)
Stock compensation expense	$15	$—	$27	$—
Income tax benefit related to stock compensation	$6	$—	$11	$—
A summary of option activity under the 2012 Plan as of September 23, 2012 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2011	—	—
Granted	12,466	$18.00
Exercised	—	—
Canceled or expired	—	—
Outstanding - September 23, 2012	12,466	$18.00	5.57	$88,883
Options vested and expected to vest as of September 23, 2012	12,466	$18.00	5.57	$88,883
Options vested and exercisable as of September 23, 2012	—	—		$—

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of the status of nonvested shares as of September 23, 2012 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested - December 31, 2011	—	$—
Granted	12,466	$8.02
Vested	—	$—
Forfeited	—	$—
Nonvested - September 23, 2012	12,466	$8.02

As of September 23, 2012, there was $72,502 of total unrecognized compensation cost related to nonvested stock compensation arrangements granted under the 2012 Plan. Such cost is expected to be recognized over a weighted-average period of 1.57 years.

17.	SUBSEQUENT EVENTS
Registered Secondary Offering of the Company’s Common Stock
On October 16, 2012, the Company filed a registration statement on Form S-1 under the Securities Act with the SEC (the “S-1 Registration Statement”) for a secondary offering of common stock of the Company.  The selling stockholders, which include certain of our officers, intend to sell 10,100,000 shares of our common stock in the offering.  The underwriters in this offering have an option to purchase a maximum of 1,515,000 additional shares from the selling stockholders to cover an overallotment of shares.  The Company will not receive any proceeds from the sale of shares of our common stock by the selling stockholders. The estimated offering expenses payable by the Company are $500,000, which includes legal and accounting costs and various other fees associated with the offering. The offering is expected to close in November of 2012.

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
The reporting periods for our unaudited quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth fiscal quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on June 25, 2012 and June 27, 2011 and ended on September 23, 2012 and September 25, 2011, respectively. The nine-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2012 and 2011 and ended on September 23, 2012 and September 25, 2011, respectively. Historical results are not necessarily indicative of the results expected for any future period.
Executive Overview
We are a high-growth, global, premium lifestyle brand whose products offer superior quality, durability and innovative design. We offer a comprehensive line of travel and business products and accessories in multiple categories. We design our products for, and market our products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status of Tumi products. We sell our products through a network of company-owned retail stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. We have approximately 1,700 points of distribution in over 70 countries, and our global distribution network is enhanced by the use of our three logistics facilities located in the United States, Europe and Asia. We design our products in our U.S. design studios and selectively collaborate with well-known, international industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia and the Caribbean, many of which are longtime suppliers.
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
We have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales have grown from $78.4 million and $223.0 million in the three and nine months ended September 25, 2011, respectively, to $95.9 million and $271.7 million in the three and nine months ended September 23, 2012, respectively. This increase in net sales resulted primarily from an increase in the number of our company-owned stores, as well as an increase in average net sales per square foot in company-owned stores, and continuous growth in our North America and international wholesale sales. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have recently increased our focus on our women’s line and on our online presence.
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
In addition, we recently launched our Dror line.  The Dror line for Tumi is a collaborative collection of travel, business and day bags that integrates the concept of “transformation,” in which items change their shape and/or purpose, with Tumi’s heritage of design innovation and quality.
We believe there is a significant opportunity to continue to expand Tumi’s store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestige street venues. We had 5 and 16 new company-owned store openings in the three and nine months ended September 23, 2012, respectively. We expect to open 8 to 16 company-owned stores in North America and Western Europe in each of the next three years, with the majority being full-price stores, while also expanding our online presence.
We believe we have the capacity to increase our Indirect-to-Consumer net sales, both in North America and internationally. In particular, we plan to continue to grow in key Asian markets, particularly China. We also plan to increase the number of wholesale doors in key European markets, including Germany, France and the United Kingdom, and to expand wholesale distribution in Central and South America, while also expanding our product portfolio offered in existing wholesale doors. In North America, we expect to grow net sales by increasing our wholesale door presence, expanding our accessories business in department stores, increasing the variety of products available to third party e-commerce providers, and increasing penetration of the Canadian market through department stores, specialty stores, e-commerce sales and new distribution partners.
We generally expect the payback of our investment in a new company-owned store to occur in less than two and a half years. We also believe we can increase our average net sales per square foot by continuing to improve store efficiency and increase our overall net sales by capitalizing on our flexible distribution model. For example, in 2010, we converted certain company-owned stores in the Asia-Pacific region into wholesale distribution points in order to improve our operational effectiveness and profitability in that market. In particular, this enabled us to incentivize our local distributors to accelerate store development in a manner that would optimize net sales. We will continue to look for ways to improve our capital efficiency in both current and new markets in the future.
Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base. We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestige street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail and outlet locations.

•
Expand wholesale distribution globally. We currently sell products in approximately 1,600 wholesale doors in over 70 countries. We plan to continue expanding wholesale distribution globally, with a focus on key markets in Asia (including mainland China, India, Japan and Korea), Eastern Europe and Central and South America. As part of this strategy, we will continue to develop relationships with wholesale distributors in these attractive geographies (in both new and existing markets), increase wholesale and distribution opportunities and expand into additional airport locations worldwide. We expect this distribution expansion will take several forms as appropriate for the specific market opportunity, including Tumi shop-in-shops, Tumi-defined corners within existing wholesale accounts or concession and consignment arrangements.

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
Undue reliance should not be placed on these measures as our only measures of operating performance. Adjusted EBITDA and net income before preferred dividend expense (non-cash) have limitations as analytical tools. When assessing our operating performance, investors should not consider adjusted EBITDA and net income before preferred dividend expense (non-cash) in isolation or as substitutes for net income.
Adjusted EBITDA increased by approximately $7.8 million, or 18%, to $52.0 million for the nine months ended September 23, 2012 from $44.2 million for the nine months ended September 25, 2011. This increase was primarily due to higher net sales and gross margin dollars partially offset by an increase in operating expenses, including a non-recurring charge of $5.5 million for the special cash bonus paid to the CEO in connection with the successful completion of the IPO.

A reconciliation of net income to net income before preferred dividend expense (non-cash) and adjusted EBITDA is presented below:

	Nine Months Ended
	September 23, 2012	September 25, 2011
	(In thousands)
Net income	$19,846	$3,808
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	7,892	17,143
Net income before preferred dividend expense (non-cash)	27,738	20,951
Interest expense	1,151	2,155
Provision for income taxes	14,501	12,911
Depreciation and amortization	8,237	7,600
Loss on disposal of fixed assets	406	1
Other	(16)	627
Adjusted EBITDA	$52,017	$44,245

Average net sales per square foot is calculated using net sales for the last twelve months for all stores opened for the full twelve months. Average net sales per square foot increased by approximately $49, or 5%, to $1,021 as of September 23, 2012 from $972 as of December 31, 2011. This increase was primarily due to higher store traffic and new product introductions.

Results of Operations
The following tables set forth condensed consolidated operating results and other operating data for the periods indicated:
Operating results

	Three Months Ended		Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
	(In thousands)		(In thousands)
Net sales	$95,860	$78,394	$271,704	$222,987
Cost of sales	40,685	33,410	116,431	97,303
Gross margin	55,175	44,984	155,273	125,684
OPERATING EXPENSES
Selling	6,517	5,876	17,597	15,182
Marketing	3,191	3,480	9,505	9,203
Retail operations	20,781	17,127	57,117	47,587
General and administrative	7,436	6,371	28,494	18,615
Total operating expenses	37,925	32,854	112,713	90,587
Operating income	17,250	12,130	42,560	35,097
OTHER INCOME (EXPENSES)
Interest expense	(284)	(639)	(1,151)	(2,155)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	(5,714)	(7,892)	(17,143)
Earnings from joint venture investment	161	399	832	681
Foreign exchange gains (losses)	432	(105)	(263)	106
Other non-operating income	34	34	261	133
Total other income (expenses)	343	(6,025)	(8,213)	(18,378)
Income before income taxes	17,593	6,105	34,347	16,719
Provision for income taxes	7,129	4,514	14,501	12,911
Net income	$10,464	$1,591	$19,846	$3,808

Percentage of net sales

	Three Months Ended		Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Net sales	100%	100%	100%	100%
Cost of sales	42%	43%	43%	44%
Gross margin	58%	57%	57%	56%
OPERATING EXPENSES
Selling	7%	8%	7%	7%
Marketing	3%	4%	4%	4%
Retail operations	22%	22%	21%	21%
General and administrative	8%	8%	10%	8%
Total operating expenses	40%	42%	42%	40%
Operating income	18%	15%	15%	16%
OTHER INCOME (EXPENSES)
Interest expense	—	(1)%	—	(1)%
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	(7)%	(3)%	(8)%
Earnings from joint venture investment	—	1%	—	—
Foreign exchange gains (losses)	—	—	—	—
Other non-operating income	—	—	—	—
Total other income (expenses)	—	(7)%	(3)%	(9)%
Income before income taxes	18%	8%	12%	7%
Provision for income taxes	7%	6%	5%	6%
Net income	11%	2%	7%	1%

The following table summarizes the number of company-owned stores open at the beginning and end of the nine months ended September 23, 2012:

Nine Months Ended
September 23, 2012
Number of stores open at beginning of period	97
Stores added	16
Stores closed	(2)
Number of stores open at end of period	111

Three months ended September 23, 2012 compared with the three months ended September 25, 2011
Net Sales
The following table presents net sales by operating segment for the three months ended September 23, 2012 compared with the three months ended September 25, 2011:

	Three Months Ended September 23, 2012	Three Months Ended September 25, 2011	% Change
	(In thousands)
Direct-to-Consumer North America	$40,486	$33,234	22%
Direct-to-Consumer International	4,829	4,230	14%
Indirect-to-Consumer North America	24,963	16,166	54%
Indirect-to-Consumer International	25,582	24,764	3%
Total	$95,860	$78,394	22%

Net sales increased $17.5 million, or 22%, to $95.9 million for the three months ended September 23, 2012 from $78.4 million for the three months ended September 25, 2011. Net sales have increased across all of our operating segments for the three months ended September 23, 2012 as compared with the three months ended September 25, 2011, as store traffic patterns have remained strong, we have continued to open new wholesale doors and customers have responded positively to new product introductions. Additionally, we opened 5 new company-owned stores during the three months ended September 25, 2011, 3 of which are in North America. We have continued to grow our own e-commerce websites and our wholesale customers’ e-commerce websites also showed positive results.
Net sales attributable to the Direct-to-Consumer North America segment increased 22% for the three months ended September 23, 2012 as compared with the three months ended September 25, 2011. Overall, comparable store and website sales grew 10.9%, with our North American comparable store sales up 5.2% in full price stores, up 14.1% in outlet stores and up 31.9% in our e-commerce website. Overall, including our e-commerce website, North America comparable store sales were up 10.7% for the period. Net sales attributable to the Direct-to-Consumer International segment increased 14% for the three months ended September 23, 2012 as compared with the three months ended September 25, 2011, with comparable store sales up 7.7% (21.8% in local currency). Our international e-commerce websites were up 71.2% (93.0% in local currency). Overall, including our e-commerce websites, our international comparable store sales were up 12.4% (27.0% in local currency) for the period. During the first fiscal quarter of 2012, we replaced European retail store management and have seen this change in leadership have a positive impact on this segment.
Net sales attributable to the Indirect-to-Consumer North America segment increased 54% and net sales attributable to the Indirect-to-Consumer International segment increased 3% for the three months ended September 23, 2012 as compared with the three months ended September 25, 2011. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites as well as the aforementioned new wholesale doors and positive response to new product introductions. Our Indirect-to-Consumer International net sales have been favorably impacted by strong performance in the Europe, Middle East and Africa region despite the European sovereign debt crisis. Sales in Asia continue to grow, although at a less rapid pace.

Operating income
The following table presents operating income (loss) by operating segment for the three months ended September 23, 2012 compared with the three months ended September 25, 2011:

	Three Months Ended September 23, 2012	Three Months Ended September 25, 2011	% Change
	(In thousands)
Direct-to-Consumer North America	$11,771	$9,165	28%
Direct-to-Consumer International	249	501	(50)%
Indirect-to-Consumer North America	9,588	5,695	68%
Indirect-to-Consumer International	7,529	7,462	1%
Non-allocated corporate expenses	(11,887)	(10,693)	(11)%
Total	$17,250	$12,130	42%

Operating income increased $5.1 million, or 42%, to $17.3 million for the three months ended September 23, 2012 from $12.1 million for the three months ended September 25, 2011. This improvement was a result of higher revenues and improved gross margins partially offset by higher operating expenses. All operating segments, with the exception of Direct-to-Consumer International, improved as compared with the comparable prior year period. Our operating segments have benefited from positive reaction to new product introductions, new store openings in the Direct-to-Consumer segments, and continued strong Indirect-to-Consumer net sales growth in the Asia Pacific and Europe, Middle East and Africa regions. Operating expenses have increased principally due to higher retail operations expenses related to the cost of new store openings. Operating margin increased from 15% in the three months ended September 25, 2011 to 18% in the three months ended September 23, 2012, as we continue to leverage fixed costs against sales. Non-allocated corporate expenses represent expenses and income not attributable to a particular operating segment and rather represent core corporate expenses such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs. As we expand our business and incur additional expenses associated with being a public company, we believe general and administrative expenses will increase in dollar amount in future periods, although we expect to leverage these expenses against sales as the business grows.
Other income and expenses
Other income and expenses changed $6.3 million to income of $0.3 million for the three months ended September 23, 2012 from expenses of $6.0 million for the three months ended September 25, 2011. Total other income and expenses for the three months ended September 25, 2011, include dividend expense on mandatorily redeemable preferred stock and preferred equity interests, a non-cash charge. The overall decrease in other expenses was primarily attributable to a reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012. Excluding this one item, total other income and expenses changed $0.6 million to income of $0.3 million for the three months ended September 23, 2012 from expenses of $0.3 million for the three months ended September 25, 2011.
Income tax expense
Provision for income taxes increased $2.6 million, or 58%, to $7.1 million in the three months ended September 23, 2012 from $4.5 million in the three months ended September 25, 2011, due principally to higher income before taxes. The effective tax rate was favorably impacted by the reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012.
Net income
Net income increased $8.8 million to $10.5 million for the three months ended September 23, 2012 from $1.6 million for the three months ended September 25, 2011. The increase in net income was due mainly to the increase in net sales and gross margin dollars as well as the reduction in dividend expense on mandatorily redeemable preferred stock and preferred equity interests.
Basic and diluted weighted average shares outstanding for the three months ended September 23, 2012 and September 25, 2011 were 67.9 million and 52.5 million shares, respectively. Basic and diluted EPS was $0.15 per share for the three months ended September 23, 2012 versus $0.03 per share for the three months ended September 25, 2011.

Net income before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $10.5 million and $7.3 million for the three months ended September 23, 2012 and September 25, 2011, respectively. Basic and diluted EPS before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $0.15 per share and $0.14 per share for the three months ended September 23, 2012 and September 25, 2011, respectively.

Nine months ended September 23, 2012 compared with the nine months ended September 25, 2011
Net sales
The following table presents net sales by operating segment for the nine months ended September 23, 2012 compared with the nine months ended September 25, 2011:

	Nine Months Ended September 23, 2012	Nine Months Ended September 25, 2011	% Change
	(In thousands)
Direct-to-Consumer North America	$116,788	$93,317	25%
Direct-to-Consumer International	11,954	11,475	4%
Indirect-to-Consumer North America	65,658	52,065	26%
Indirect-to-Consumer International	77,304	66,130	17%
Total	$271,704	$222,987	22%

Net sales increased $48.7 million, or 22%, to $271.7 million for the nine months ended September 23, 2012 from $223.0 million for the nine months ended September 25, 2011. Net sales have increased across all of our operating segments for the nine months ended September 23, 2012 as compared with the nine months ended September 25, 2011, as store traffic patterns have remained strong, we have continued to open new wholesale doors and customers have responded positively to new product introductions. Additionally, there were 16 new company-owned store openings during the first three quarters of 2012 (offset by 2 store closings), 14 of which are in North America. We have continued to grow our own e-commerce websites and our wholesale customers’ e-commerce websites also showed positive results.
Overall, comparable store and website sales grew 11.0%. Net sales attributable to the Direct-to-Consumer North America segment increased 25% for the nine months ended September 23, 2012 as compared with the nine months ended September 25, 2011, with our North American comparable store sales up 7.1% in full price stores, up 13.9% in outlet stores and up 30.8% in our e-commerce website. Overall, including our e-commerce website, North America comparable store sales increased 11.6% for the period. Net sales attributable to the Direct-to-Consumer International segment experienced a 4% increase for the nine months ended September 23, 2012 as compared with the nine months ended September 25, 2011, with comparable store sales up 1.9% (11.9% in local currency). Our international e-commerce websites were up 54.6% (69.8% in local currency). Overall, including our e-commerce websites, our international comparable store sales were up 5.6% (16.0% in local currency) for the period. During the first fiscal quarter of 2012, we replaced European retail store management and we have seen this change in leadership have a positive impact on this segment.
Net sales attributable to the Indirect-to-Consumer North America segment increased 26% and net sales attributable to the Indirect-to-Consumer International segment increased 17% for the nine months ended September 23, 2012 as compared with the nine months ended September 25, 2011. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites as well as the aforementioned positive response to new product introductions. Our Indirect-to-Consumer International net sales have been favorably impacted by strong performance in the Asia and Europe, Middle East, and Africa regions and aided by positive reaction to new product introductions.

Operating income
The following table presents operating income (loss) by operating segment for the nine months ended September 23, 2012 compared with the nine months ended September 25, 2011:

	Nine Months Ended September 23, 2012	Nine Months Ended September 25, 2011	% Change
	(In thousands)
Direct-to-Consumer North America	$34,582	$25,755	34%
Direct-to-Consumer International	(148)	897	(116)%
Indirect-to-Consumer North America	24,706	18,057	37%
Indirect-to-Consumer International	23,853	19,754	21%
Non-allocated corporate expenses	(40,433)	(29,366)	(38)%
Total	$42,560	$35,097	21%

Operating income increased $7.5 million, or 21%, to $42.6 million for the nine months ended September 23, 2012 from $35.1 million for the nine months ended September 25, 2011. Included in non-allocated corporate expenses for the nine months ended September 23, 2012 is a pre-tax charge of $5.5 million related to the one-time special bonus paid to the CEO in connection with the successful completion of the IPO (see Note 1 for further information regarding our IPO). Excluding this non-recurring pre-tax charge, operating income improved 37% for the period. This improvement was a result of higher revenues and improved gross margins partially offset by higher operating expenses. All operating segments, with the exception of Direct-to-Consumer International, improved as compared with the comparable prior year period. Our operating segments have benefited from positive reaction to new product introductions, new store openings in the Direct-to-Consumer segments, and continued strong Indirect-to-Consumer net sales growth in the Asia Pacific and Europe, Middle East and Africa regions. Operating expenses have increased principally due to higher retail operations expenses related to the cost of new store openings, as well as the aforementioned non-recurring charge of $5.5 million for the one-time special bonus paid to the CEO. Operating margin remained consistent at 16%; however, excluding the aforementioned special bonus paid to the CEO, operating margin increased from 16% for the nine months ended September 25, 2011 to 18% for the nine months ended September 23, 2012. Non-allocated corporate expenses represent expenses and income not attributable to a particular operating segment and rather represent core corporate expenses such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs.
Other income and expenses
Total other expenses decreased $10.2 million, or 55%, to $8.2 million for the nine months ended September 23, 2012 from $18.4 million for the nine months ended September 25, 2011. Total other expenses include dividend expense on mandatorily redeemable preferred stock and preferred equity interests, a non-cash charge. The overall decrease in other expenses was primarily attributable to a reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with the IPO in the second quarter of 2012. Excluding this one item, total other expenses decreased $0.9 million, or 74%, to $0.3 million for the nine months ended September 23, 2012 from $1.2 million for the nine months ended September 25, 2011.
Income tax expense
Provision for income taxes increased $1.6 million, or 12%, to $14.5 million in the nine months ended September 23, 2012 from $12.9 million in the nine months ended September 25, 2011, due principally to higher income before taxes, offset by a lower effective tax rate. The lower effective tax rate was due primarily to the favorable impact of the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012.
Net income
Net income increased $16.0 million to $19.8 million for the nine months ended September 23, 2012 from $3.8 million for the nine months ended September 25, 2011. The increase in net income was due mainly to the increase in net sales and gross margin dollars as well as the reduction in dividend expense on mandatorily redeemable preferred stock and preferred equity interests, offset by the aforementioned one-time special bonus to the CEO.

Basic and diluted weighted average shares outstanding for the nine months ended September 23, 2012 and September 25, 2011 were 61.6 million and 52.5 million shares, respectively. Basic and diluted EPS was $0.32 per share for the nine months ended September 23, 2012 versus $0.07 per share for the nine months ended September 25, 2011.
Net income before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $27.7 million and $21.0 million for the nine months ended September 23, 2012 and September 25, 2011, respectively. Basic and diluted EPS before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $0.45 per share and $0.40 per share for the nine months ended September 23, 2012 and September 25, 2011, respectively.

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
Cash and cash equivalents
As of September 23, 2012, we had cash and cash equivalents of $16.4 million. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.
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
We generated cash flows from operations of $14.0 million during the nine months ended September 23, 2012, compared to $19.1 million during the nine months ended September 25, 2011. The principal reason for this decrease was our investment in inventory during the nine months ended September 23, 2012 to satisfy demand for new product introductions as well as the aforementioned special cash bonus paid to the CEO.
Investing activities
Cash flows used for investing activities consisted of capital expenditures for store expansion plans, store renovations, store openings, information technology infrastructure and product tooling costs.
Cash used for capital expenditures was $14.1 million and $10.5 million for the nine months ended September 23, 2012 and September 25, 2011, respectively. The increase was due principally to additional store openings in the first nine months of 2012.
Financing activities
Cash used in financing activities was $16.2 million for the nine months ended September 23, 2012 compared to $5.9 million for the nine months ended September 25, 2011. The increase was mainly attributable to additional repayments of bank debt and transactions related to the IPO.

Amended and restated credit facility
In connection with the IPO, on April 4, 2012, Tumi, Inc. and Tumi Stores, Inc., the Borrowers, entered into the Amended Credit Facility, with Wells Fargo as lender and collateral agent.
On April 4, 2012, the Company’s then-current term loan facility had $60,000,000 outstanding. Based on the Company’s calculated leverage ratio at the time, the facility bore interest at either the market LIBOR rate plus 175 basis points or the prime rate plus 75 basis points. The Company’s revolving credit facility had no balance outstanding on its total capacity of $10,000,000. However, the Company had utilized $250,000 under the revolving facility for letters of credit.
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

Contractual Obligations
As previously disclosed, in connection with our IPO in April 2012, we entered into the Amended Credit Facility as well as repurchased all of our mandatorily redeemable preferred stock and preferred equity interests.  There have been no other material changes to the contractual obligations table included in Tumi’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012, filed with the SEC on May 23, 2012.

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
Inventories
Inventories consist primarily of finished goods and are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory includes material, labor, overhead, freight, and duty and is adjusted for allowances for slow-moving and obsolete inventory. Slow-moving and obsolete inventory is determined through an evaluation of both historical usage and expected future demand.
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
We use techniques including DCF (a Level 3 input) to test goodwill and indefinite-lived intangible assets for impairment. A DCF analysis calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit or asset and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in a DCF analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.
We did not recognize any impairment of goodwill or indefinite-lived intangible assets in the nine months ended September 23, 2012.
Warranties
We provide our customers with a product warranty subsequent to the sale of our products. We recognize estimated costs associated with the limited warranty at the time of sale of our products. The warranty reserve is based on historical experience and estimated future costs.
Accounting standards applicable to emerging growth companies
We are an emerging growth company as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We intend to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

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
In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the amended guidance effective January 1, 2012 and it did not have a material effect on our condensed consolidated financial statements.

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
Foreign currency exchange risk
Although the majority of our international net sales are billed and collected in U.S. dollars, our European sales are billed and collected in Euros, and we are therefore subject to risk associated with exchange rate fluctuations. During the three and nine months ended September 23, 2012, we recorded a gain of $432,000 and a loss of $263,000, respectively, related to the exchange rate fluctuation effect on remittances from our European affiliates and other transactions relating to our international operations. During the three and nine months ended September 25, 2011, we recorded a loss of $105,000 and a gain of $106,000, respectively, related to the exchange rate fluctuation effect on those remittances and transactions. Because a portion of our net sales (approximately 10%) are denominated in Euros, exchange rate fluctuations can have an impact on our reported net sales. For example, if the U.S. dollar strengthens against the Euro, this could have a negative effect on our European operating results when those results are translated into U.S. dollars. Any hypothetical loss in net sales could be partially or completely offset by lower cost of sales and lower selling expenses and general and administrative expenses that are denominated in Euros.
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
Because the Amended Credit Facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates if we have a meaningfully large outstanding balance. As of September 23, 2012, the facility bore interest at the market LIBOR rate (0.23%) plus 100 basis points. We will carefully monitor the interest rates on our borrowings under the Amended Credit Facility.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 29th day of October.

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

____________________
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