Form 10-K
period 2012-12-31
Tumi Holdings, Inc.
filed 2013-03-21
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-35495
_______________________________________________________
Tumi Holdings, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware	04-3799139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Durham Ave., South Plainfield, NJ	07080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (908) 756-4400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding shares of common stock held by non-affiliates of Tumi Holdings, Inc. at June 22, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $375,137,198 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant and persons or entities that control, are controlled by, or are under common control of the registrant have been deemed affiliates.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	March 21, 2013
Common Stock, $0.01 Par Value	67,866,667 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth under “Risk Factors.” For example, if general economic conditions and the availability of opportunities in the marketplace that complement our store strategy ultimately differ from those anticipated by management, the actual pace of our future store openings may differ materially from the pace contemplated by a forward-looking statement. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I
ITEM 1. BUSINESS

Unless the context requires otherwise, the words “Tumi,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Tumi Holdings, Inc. and its subsidiaries.
Overview
We are a leading high-growth, global, premium lifestyle brand whose products offer superior quality, durability, functionality and innovative design. We have grown at a compound annual growth rate of 13% in net sales and 17% in operating income from 2005 through 2012. We offer a comprehensive line of travel and business products and accessories in multiple categories, building on our strong heritage of producing high-end performance travel goods and business cases. We design our products for, and market our products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status of Tumi products. We have a significant and loyal consumer base with our typical consumer owning multiple Tumi products.
As of December 31, 2012, we distribute our products globally in over 75 countries through approximately 1,700 points of distribution. We utilize multiple channels, including retail, wholesale and e-commerce. This multi-channel approach focuses on points of distribution that foster and enhance the Tumi brand. Our retail stores represent our core approach to brand-enhancing distribution, with locations in premium retail venues throughout the world including New York, San Francisco, Chicago, Paris, London, Rome, Tokyo, Munich, Moscow, Milan and Barcelona. We design our products in our U.S. design studios and selectively collaborate with well-known international, industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean. Our global distribution network is enhanced by the use of our three logistics facilities in the United States, Europe and Asia.
We evaluate operating performance based on net sales and operating income in four operating segments: (i) Direct-to-Consumer North America; (ii) Indirect-to-Consumer North America; (iii) Direct-to-Consumer International; and (iv) Indirect-to-Consumer International. See Note 15 to our audited consolidated financial statements for additional information regarding our operating segments and revenues and long-lived assets by geographic region.
Our Competitive Strengths

•
Premium lifestyle brand.    We are a leading premium lifestyle brand and our products are frequently purchased by sophisticated professionals and frequent travelers. The strength of our brand is built on our heritage as a producer of high-end performance luggage and business cases. We have developed a loyal consumer base that we believe values the superior quality, performance, functionality and durability of our products, as well as the status and reputation of the Tumi brand. We believe the Tumi brand maintains its premium position and pricing as a result of our meticulous approach to product development that combines superior quality and durability with functional and innovative design. Our continued focus on our five founding principles allows us to both reinforce our reputation for high quality products and strengthen our brand awareness.

•
Successful multi-channel global distribution model.    Our diverse geographic presence enables us to distribute our products globally through multiple flexible distribution channels, each with favorable economics. We have positioned our various distribution channels in geographies that we believe offer significant future growth potential. This has enabled us to enhance our brand, increase our margins and self-fund our expansion while limiting our exposure to economic and business dislocations in any single geography or distribution channel. We implement targeted region-specific approaches to opening additional door locations in our various markets:

•
In North America and Western Europe, we focus on expanding our sales by opening company-owned retail locations, expanding our e-commerce business and expanding our Indirect-to-Consumer distribution channels.

•
In Asia, Eastern Europe and Central and South America, we focus on expansion in the Indirect-to-Consumer channel and increasing brand presence while maintaining maximum flexibility in our cost structure. We limit our capital investment in these regions by selecting distribution and wholesale partners that are experienced in working with premium brands, understand local real estate considerations and appreciate local demographics.

As of December 31, 2012, we have approximately 1,700 global points of distribution, an increase of approximately 40% since 2006. In that time, we have more than doubled the number of company-owned retail locations and partner stores globally, expanded into several new geographical markets, more than doubled our net sales from outside North America, increased our door presence in international airports and expanded our online presence and sales.

•
Technical and design innovation.    Our products are created to achieve superior levels of design, performance and style. We are committed to innovation and design quality, and foster this commitment in many ways, including strategic investments in cutting edge tools, dyes and materials. In addition, we maintain and utilize a database of over 16,000 consumers who provide us with periodic feedback on our products, designs and after-sales service. Our ongoing focus on improving the form and function of our products has enabled us to design innovative products that anticipate and address consumer needs and design trends on both functional and stylistic levels. We have introduced several proprietary luggage components and systems such as a patented luggage expansion system and the Fusion Z ballistic nylon material. Our proprietary designs and product features are protected by over 190 design or mechanical patents, with over 70 additional patent applications pending. Rigorous materials and product testing in the U.S. and Asia further contribute to product quality and compliance with environmental standards. We regularly update our collections and collaborate with various designers on limited edition collections to provide consumers with new and distinctive product offerings. In the past three years, we have received numerous industry awards for innovation and design excellence.

•
Exceptional consumer loyalty.    We experience exceptional brand loyalty from our consumers, which we believe emanates from our longstanding commitment to functionality, quality, durability and customer service, which includes both excellent pre-sale customer service, as well as a global network of stores and service centers that provide exceptional after-purchase service. According to recent attitude and usage surveys, which we commissioned and which were conducted by Northstar Research Partners in 2012 and 2011, customer satisfaction and brand perception continue to receive high ratings from participants. The 2011 study found that the average Tumi consumer had made repeat purchases in the last three years, spending on average over $500. Surveyed consumers also indicated an active willingness to make future purchases and to recommend the Tumi brand to others. The 2012 study focused on brand perception and awareness, where Tumi received its highest rating for advocacy; nearly every customer who owned a Tumi item indicated they would recommend the brand.

•
Strong revenue and operating income growth.    Our flexible and scalable operating model has allowed us to achieve a high level of self-funded growth without compromising our ability to efficiently manage our operating expenses. From 2005 to 2012, we achieved strong compound annual growth of 13% in net sales and 17% in operating income in a period that included a severe economic downturn. We had a strong operating margin of 18% in 2012 (or 19% excluding the one-time special bonus paid to our Chief Executive Officer, or our CEO, in the amount of $5.5 million) and 18% in 2011. Our business generated strong cash flows from operations of $48.0 million, $40.0 million, and $20.2 million in 2012, 2011 and 2010, respectively.

•
Experienced management team.    The top five members of our management team have an average of 30 years of experience in the retail and the consumer packaged goods industries. This team has a demonstrable track record of delivering strong growth and increased profitability. The members of our team are all recognized leaders in their respective areas of expertise, as well as highly trained and educated professionals. Their experiences with leading retail and consumer packaged goods organizations have enabled us to deliver strong performance and to grow, including during business cycle downturns.

Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base.    We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestige street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations. We have opened 41 company-owned stores since January 1, 2009 (3 stores in 2009, 8 stores in 2010, 11 stores in 2011 and 19 stores in 2012), bringing our total to 114 company-owned stores. We currently expect to open 8 to 16 company-owned stores in each of 2013 and 2014. While we may be unable to successfully open new company-owned stores according to plan, we have identified approximately 200 potential sites for new company-owned stores and believe we have a market opportunity to more than triple our current number of company-owned retail and outlet stores over the long term.

•
Expand wholesale distribution globally.    We currently sell products in approximately 1,600 wholesale doors in over 75 countries. We plan to continue expanding wholesale distribution globally, with a focus on key markets in Asia (including mainland China, India, Japan and Korea), Eastern Europe and Central and South America. As part of this strategy, we will continue to develop relationships with wholesale distributors in these attractive geographies (in both new and existing markets), increase wholesale and distribution opportunities as well as expand into additional airport locations worldwide. We expect this distribution expansion will take several forms as appropriate for the specific market opportunity, including Tumi shop-in-shops, Tumi-defined corners within existing wholesale accounts or concession and consignment arrangements.

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

•
Improve our store operations.    Our average net sales per square foot in company-owned stores has increased from $642 in 2005 to $1,051 in 2012. We continue to focus on improving store efficiency, including through our retail performance maximization, or RPM, program, which was implemented in 2009. The RPM program emphasizes training and staff development programs and the effective use of visual merchandising and fixtures. Our goal is to continue to increase sales per store by increasing conversion rates and units and dollars per transaction, while enhancing the consumer experience.

•
Expand our e-business.    Our e-commerce business consists of our websites and our wholesale sales to third-party e-commerce websites. This online presence is an extension of our brand and points of distribution, serving both as an informational resource and a complementary sales channel for our consumers. E-commerce sales grew by 34% during 2012 compared with 2011 and represented approximately 11% of our net sales during 2012. We expect sales from this channel to continue to grow as consumers become more aware of our e-commerce capabilities and we continue to expand our online transactional presence into new markets.

Brand and Products
Our brand
We are a leading high-growth, global, premium lifestyle brand which offers a variety of travel and business products and accessories in multiple categories. We position ourselves as a prestige brand at the top tier of the luggage and leather goods market and command a price premium compared with similar products in the travel and business cases categories.
We were an early user of ballistic nylon in the consumer market for travel and business goods. Prior to this innovative use for garment bags and business cases, ballistic nylon was used by law enforcement agencies for SWAT gear and cargo bags. The first items we introduced, garment bags and business cases, were made of a distinct soft construction that gave consumers a practical and functional alternative to hard constructed suitcases, attachés and leather briefcases. As short-trip business travel increased, our original designs became popular because of their lightweight and practical design, superior functionality and reliable durability.
While some of our original designs are still used today, we have been quick to adapt and update our product offerings to include new designs and features that address consumers’ changing needs, from luggage on wheels to portable laptop cases. The durability and practicality of our products, our innovative designs and our outstanding after-sales service have given our brand a reputation for design excellence, superior quality and leadership in the travel and business cases categories.
Today, we are committed to five founding principles: excellence in design, functional superiority, technical innovation, unparalleled quality and world-class customer service. We have become a brand of choice for frequent travelers, celebrities, world leaders, professional athletes and other discerning consumers who we believe look for the best brand and products.
Our products
Our products fall into three major categories: travel, business and accessories.

•
Travel products.    Travel products comprised approximately 45%, 46% and 48% of our net sales in 2012, 2011 and 2010, respectively. This category consists of wheeled travel products, the majority of which are classified as “carry-on” styles, as well as soft styles without wheels such as satchels, garment bags, boarding totes and cross-body bags.

•
Business cases.    Business cases comprised approximately 41%, 40% and 39% of our net sales in 2012, 2011 and 2010, respectively. Primarily consisting of soft business cases, this category also includes wheeled business cases, backpacks, messenger bags, day bags and totes.

•
Accessories.    Accessories comprised approximately 14% of our net sales in each of 2012 and 2011 and 13% in 2010. This broad category includes a wide array of lower priced and often daily use items, with wallets and card cases being the most popular items purchased. Additional accessory categories include agendas and planners, passport cases, umbrellas and travel accessories such as electric current adapters, key fobs, packing accessories, toiletry kits and foldable travel totes. Accessories also encompass recent brand extensions that address the lifestyle aspect of our brand, including belts, outerwear and, most recently, sunglasses and eyewear. We believe we can grow our accessories business by adding new styles, new assortments of products and expanding wholesale distribution. We also believe this category can be instrumental in reaching new consumers as well as providing additional sales to existing customers.

We offer products from each of these three major categories in the following key product lines.

•	Core. Products targeted at business professionals and frequent travelers primarily concerned with practicality, durability and functionality.
•	Premium. Products targeted at high-income consumers looking for more distinctive products using the highest quality materials.
•	Trend/sport. Products targeted at consumers that are early adopters seeking bold, modern designs.
•	T-Tech. Products targeted at younger adults aged 25-35 who seek the quality and performance of the Tumi brand but are looking for more youthful designs and lower entry-level price points.
•	Women. Products targeted at female consumers looking for business and travel items that are high quality and durable, yet more feminine and stylish.

Within each of our core, premium, trend/sport and T-Tech lines we offer products that are targeted to appeal to both men and women. Products in our women’s line are designed to appeal specifically to female consumers. They are designed with an eye for the business woman who travels and whose needs blend functionality, durability, practicality, and style.
Our full-price product line is comprised of an average of 1,100 stock keeping units, or SKUs. Approximately one-third of these SKUs rotate on a seasonal basis to address color trends for women’s products, spur impulse purchases for holiday and gift giving, remain current with electronic accessories and inject excitement and continual interest in our retail stores.
We also have a separate collection of travel products, business cases and accessories designed for our outlet channel, or DFO. Our DFO products target highly price-sensitive consumers. Our profitable outlet channel not only offers DFO products, but also liquidates discontinued styles and colors from our full-price collections.
Our products are constructed using a variety of materials depending on the specific collection and functional need. We primarily use nylon and other synthetic materials in a variety of weights and finishes, polycarbonate for lightweight luggage and a wide assortment of leathers.
Sales
As of December 31, 2012, we distribute our products globally in over 75 countries through approximately 1,700 points of distribution. We utilize multiple channels, including company-owned retail and outlet stores, partner stores, third-party wholesale, e-commerce and special markets channels. Such varied distribution allows our brand to fully service existing consumers and showcase the Tumi lifestyle, while also introducing our brand to potential new consumers. We focus on exercising strict control over our distribution channels in order to maintain and develop the brand’s premium image. In 2012, the Direct-to-Consumer North America channel accounted for approximately 45% of our net sales, and the Direct-to-Consumer International channel accounted for approximately 5% of our net sales. In 2012, the Indirect-to-Consumer North America channel accounted for approximately 24% of our net sales, and the Indirect-to-Consumer International channel accounted for approximately 26% of our net sales. In 2012, approximately 69% of our net sales were attributable to the North America region, approximately 16% were attributable to the Asia-Pacific region, approximately 14% were attributable to the Europe, Middle East and Africa, or EMEA, region and approximately 1% were attributable to the Central and South America region.
Direct-to-Consumer
Retail stores.    This channel consists of full-price, company-owned stores, which present only Tumi-branded products. Such stores allow the consumer to experience our full range of products and the lifestyle experience of our brand and enable us to test new products and brand extensions. As of December 31, 2012, we had 86 full-price company-owned stores around the world (76 in North America and 10 in Europe), in a variety of locations including high-end shopping streets, high-traffic neighborhoods, shopping malls and airports. These company-owned stores also serve as customer service points that perform or arrange for repairs, which further enhances our reputation for world-class customer service. A new company-owned store often leads to overall growth within a market and we have historically experienced little or no cannibalization of other distribution channels when we have opened new company-owned stores in a particular area served by other channels. We focus on opening company-owned stores in a manner that maximizes sales productivity and enhances the consumer experience. Our average company-owned store size is 1,572 square feet with an average of 1,050 square feet of selling space. Our company-owned stores had an average net sales of $1,051 per square foot for the year ended December 31, 2012. In 2012, company-owned physical retail stores produced comparable store sales growth of approximately 7% in North America full-price stores, 15% in North America outlet stores and 7% (15% in local currency) in international stores compared to the prior year. In 2012, over 80% of all stores in the physical comparable store base had positive comparable store sales.
Outlet stores.    As of December 31, 2012, we operated 28 branded outlet stores in premium outlet malls in the U.S., the United Kingdom, France, Germany and the Netherlands, which sell our DFO products. Our outlet channel also provides a brand-enhancing environment for the disposition of our discontinued products. They also serve as a point-of-entry into the brand for new consumers interested in the quality of Tumi that want to test the product at a lower price point for its quality and value proposition.
We believe there is a significant opportunity to grow our store base as we believe both the North American and international markets can support additional company-owned full-price and outlet stores. We opened 19 stores in 2012 (offset by 2 store closings) and plan to open 8 to 16 new company-owned stores during each of 2013 and 2014, and expect that the majority will be located in North America and that several will be located in Western Europe.
E-commerce.    Our direct-to-consumer e-commerce websites operate in the U.S., the United Kingdom and Germany. Our online platform and virtual stores are extensions of our brand and points of distribution, serving as informational resources, an important marketing tool and showcase of the brand. During the year ended December 31, 2012, over seven million visitors viewed an average of seven pages each time they visited the site with a conversion rate of approximately 1% and an average order size of approximately $300.
Indirect-to-Consumer
Wholesale.    In the wholesale setting, we sell to high-end department stores, luggage, travel and business specialty stores, Tumi-branded boutiques, shop-in-shops and duty-free airport retailers. As of December 31, 2012, we had approximately 800 wholesale points of distribution in North America and approximately 800 wholesale points of distribution internationally. We continue to focus on point-of-sale efficiency and operations and were able to significantly increase average net sales per door from 2011 to 2012. We have demonstrated that we can increase our wholesale volume through improved assortment management, new product initiatives, careful product presentation, such as branded shop-in-shops, and marketing. By moderating direct investments, streamlining our support and sales activities and improving brand management techniques, we have evolved our wholesale business into a profitable channel with sustainable growth opportunities.
Partner stores.    As of December 31, 2012, we had approximately 100 partner stores, which are operated by local distributors or retailers, carry only Tumi products, have the same appearance as company-owned full-price stores and are governed by strict operating guidelines that we dictate. These stores provide us with a capital efficient format for reaching the global consumer, while maintaining our ability to control the quality of the consumer experience. We partner with numerous distributors and have arrangements to operate partner stores in Australia, Brazil, China, Ecuador, Finland, Greece, Hong Kong and Macau, India, Indonesia, Korea, various countries in the Middle East, the Philippines, Russia, Singapore and Malaysia, South Africa, Taiwan, Thailand, Turkey, the Ukraine, Ireland and Vietnam. Our distributor in the United Kingdom has rights to distribute our products to wholesale customers in the United Kingdom, with the exception of airport stores in that territory. We monitor our relationships with our partner store operators very closely, requiring stringent adherence to Tumi standards of branding and marketing. In Japan, we operate our business through a joint venture (corporation), Tumi Japan, which is responsible for developing the Japanese market through a jointly-developed business plan and is actively growing the brand in retail and department stores.
E-commerce.    We sell to third-party e-commerce sites such as Amazon.com and Zappos.com, as well as the e-commerce sites of major department stores such as Neiman Marcus, Saks Fifth Avenue and Nordstrom. The Tumi Japan joint venture also operates an e-commerce site. Additionally, we sell selectively through a few membership websites such as Rue La La, Gilt and Vente Privée. We use these websites primarily for disposition of excess inventory, but also to strategically reach younger female consumers, a consumer group we believe offers significant growth opportunity. We are focused on increasing the number of partner websites through which we sell our products, as well as the existing array of products available through such websites.
Special markets.    Our growing business-to-business channel targets corporations and incentive marketers for corporate gifts, sales-incentive programs and loyalty and membership rewards programs. In the past, we have also sold selectively to mass marketers, specifically Costco, with a value-priced program for the T-Tech brand. This channel helped to build brand awareness for T-Tech and offered attractive gross margin dollars on high-volume single SKU programs.
Sales personnel
Our sales personnel are responsible for developing the wholesale channels, principally premium department and specialty stores, while ensuring our company-owned and partner stores are maintained and operated according to our guidelines. All company-owned and partner stores are overseen by account executives who regularly visit these locations to ensure that each store environment is brand-enhancing. We have sales offices in New York, Paris, Milan, Hong Kong and Tokyo with employees responsible for covering local accounts and assisting with presentation, training and inventory management within various regions. Our sales force sells directly to consumers and accounts in North America, Japan and Western Europe. Distributors that manage and run our partner stores sell directly to wholesale accounts in the United Kingdom, Russia, Greece, Turkey, South Africa, the Middle East, Australia, Central and South America and Asia-Pacific (excluding Japan).
Training
Our in-store training program for retail associates is designed to support an increase in conversion rates in our stores and emphasizes product training, enhanced selling technique awareness, store manager training, and staff development. The program consists of both an online training regimen and in person training sessions on customer service and improving the consumer experience.
Senior members of our management team receive training on management and organizational effectiveness as part of their development.

Marketing
Our marketing strategy seeks to deliver a dynamic and consistent brand message, attract new consumers, increase purchase frequency and provide valuable information to existing and new consumers. Product introductions are the primary marketing vehicle for our brand. New products are developed to ensure the brand remains current with industry trends, remains competitive by addressing changes in airline regulations and consumer preferences, provides additional designs and functionality to improve the user experience and is ultimately perceived as durable, stylish and current.
Inspiration for new products comes from a variety of sources, including trend and forecasting services, consumer questionnaires and surveys, direct feedback from retail stores, market or trade feedback from wholesale accounts and through monitoring of our competition. Our product management team regularly analyzes sales trends and gathers store and market feedback. A core part of our marketing strategy consists of quarterly innovation meetings held by the product management team to provide direction and business needs or opportunities to the design team.
The development cycle varies according to product, with timelines ranging from 9 to 18 months. Approximately the first two-thirds of the development cycle is devoted to product design, development, sampling and corrections, while the remaining portion of the development cycle is devoted to production, including material procurement, manufacturing and shipping.
We introduce new products to the wholesale market twice a year during “market weeks” in the fall and spring. These market weeks provide forecasting and product planning information to the sourcing and planning teams. New products are launched on a seasonal basis in our branded full-price channels in order to continue the flow of new products to stores and to help increase repeat traffic and more frequent purchasing. Most of our products are sold in all of our distribution channels. Our T-Tech products, however, are generally sold only in our Indirect-to-Consumer channels, and our DFO products are sold only in our outlet stores.
Advertising and Promotion
Approximately 3% to 5% of our net sales is spent on advertising and promotion. We employ an internal team of professionals that advertises and promotes our brand through visual merchandising, public relations, social media and consumer relationship management.
Visual merchandising.    With approximately 200 company-owned and partner stores around the world as of December 31, 2012, our store fronts are our primary vehicle to communicate product launches, drive retail store traffic and engage the consumer. Window campaigns, which coincide with product launches, are designed by the corporate visual merchandising team with the help from time to time of external agencies specializing in window design and visual merchandising. These agencies are responsible for the sourcing, production and shipping of the window themes around the world. The campaigns change every four to six weeks depending on the product launch period. The visual merchandising team is also responsible for the interior merchandising of our stores, provides direction for product placement and rotation, orders props and display tools to help improve the lifestyle presentation of the merchandise, and generally enhances our stores’ appearance and environment to be more appealing and enticing to the consumer.
Public relations.    We employ public relations specialists and agencies around the world to help generate press coverage for our brand. The focus is on product placement in editorial sections of fashion, lifestyle, shopping and travel publications. Additionally, the agencies will seed business stories to the publications to secure coverage of new store openings, brand-growth strategies or new collaborations and brand partnerships. Our public relations strategy is directed by the brand’s corporate team and executed in local markets by individual agencies.
Social media.    In addition to traditional print media, digital and online public relations is becoming an area of increased focus and spending. Blogs, bloggers and social networking websites are becoming increasingly important to reach design and trend influencers, consumers and the press. Marketing campaigns are developed to have strong social media content, including video segments and engagement contests, in order to increase brand followers on Facebook and YouTube directly via our websites, as well as through strategic partnerships where there is an opportunity to leverage other brands’ or companies’ fan-bases. We encourage consumer engagement in social media and also use social media to both communicate and elevate the brand’s reputation for superior quality and world-class customer service.
Consumer relationship management.    Consumer relationship management is a growing priority at Tumi. With a database of over one and a half million names, the mission of our consumer relations team is to expand the database and increase purchase frequency, thereby optimizing the overall lifetime dollar value of each consumer. While privacy concerns and government regulations have made it more difficult to obtain consumer names in traditional retail formats, direct mail, e-mail, customer service and loyalty programs in individual stores present an opportunity to grow our consumer database. We are also working closely with department stores to target consumers and build a database of those who purchase Tumi products in third-party locations. We believe our consumers tend to be loyal collectors of our products, and we believe there are significant opportunities to increase repeat purchases and introduce existing consumers to new product categories.
Product Design and Development
Our products are priced at a premium when compared to many other travel and accessories brands. In order to command such a premium, products are developed to achieve superior levels of design and performance. Our continuing product evolution and industry leadership position is driven by our commitment to innovation, a key principle for a performance and product-driven company. We believe each of our products’ success is the direct outcome of our ongoing product development efforts, including strategic investments in cutting edge tools and dyes, which we believe results in superior merchandise that emphasizes quality, function, performance and design. For example, we have introduced several proprietary luggage components and systems such as a patented luggage expansion system and the Fusion Z ballistic nylon material. In the past three years, we have received numerous industry awards. As of December 31, 2012, we maintain a team of 12 in-house design professionals and utilize outside industrial design resources when appropriate. Materials testing in the U.S. and Asia ensures quality as well as compliance with environmental standards. Annually, we make significant investments in tools and materials in order to improve the form and function of our products. Our expenditures for product design and development were $4.5 million, $4.2 million and $4.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Intellectual Property.    Our proprietary designs are protected by over 190 design or mechanical patents, with over 70 additional patents pending. We are in control of the intellectual property used in connection with the design, production, marketing and distribution of our products, both in North America and internationally. We own and maintain worldwide registrations for trademarks in relevant classes of products in most of the countries in which we sell our products. We police our trademarks and pursue infringers both domestically and internationally. We also strategically pursue counterfeiters domestically and internationally through leads generated internally, as well as through our network of business partners around the world. Our material trademarks will remain in existence for as long as we continue to use and renew them on their expiration dates. Our material mechanical and design patents generally have a duration of 20 years and 14 years, respectively, from the date they become effective. The expiration of any of these patents is not expected to have a material adverse effect on our business.
Our product design and development efforts have resulted in the following notable product achievements and innovations:

•	1999 Tracer program. Individually-coded products that authenticate an item as a genuine Tumi product and facilitate the return of lost baggage.
•	1999 T-Tech. A Tumi collection with younger, tech-savvy styling and organization that offers new consumers an entry to the brand at an accessible price point.
•
2000 Fusion Z nylon.    Now synonymous with the Tumi name, we reengineered ballistic nylon and fused it with advanced coating technology to create a fabric that is at least 50% more abrasion-resistant than its closest competitor.

•	2001 Omega closure system. We modernized the zipper with a distinct closure system that significantly reduced the risk of damage to the most vulnerable and abused part of the bag.
•
2003 Gen 4.0 briefs.    We introduced the next generation of our classic business cases which deliver enhanced features and functions, continuing our reputation for design excellence. This collection has 6 associated patents.

•
2004 T3 bags.    From the top of the asymmetrical aluminum telescoping handle to the bottom of the aggressively automotive-styled wheels, they deliver a cutting edge profile and have won several design and consumer-recognition awards. This collection has 26 associated patents.

•	2006 Tumi+Ducati. An extension of the T3 collection designed as part of a sponsorship deal with the Ducati race team, this line combines two performance brands.
•	2006 LXT. We launched a premium line of luggage and related accessories with higher price points and innovative designs with increased functionality and performance.
•	2007 Townhouse. This collection was awarded 10 design patents.
•
2010 Vapor.    We are significantly ahead of the market with the introduction of a high-performance alloy of ABS (Acrylo Nitrile Butadiene Styrene) and polycarbonate cases built around three principles: lightweight, fluid movement and superior design. A Vapor collaboration with the artist Crash resulted in commercial success and one patent awarded.

•	2010 Bravo. We expanded our offerings for the younger consumer with a collection that was granted 2 patents.
•
2011 Lexus LFA.    The two-piece luggage line is offered in select markets for the Lexus LFA car. The travel cases, styled using components directly related to the appearance of the car, are made from aluminum and carbon fiber-like materials.

•
2012 Tumi+Dror.    A collaborative collection with the international designer Dror Benshetrit which includes travel and business cases and day bags. The collection offers easy transformation in shape and size for added functionality. Winner of the 2013 “Red Dot” product design competition for best product design in the Fashion, Lifestyle, and Accessories category.

•
2012 Tegra-Lite. An exceptionally lightweight, yet highly durable travel collection made from Tegris, a material exclusive to Tumi in the travel category. Tegris was developed by Milliken, for use as body armor, race car wind deflectors, and football pads used by the NFL. This high-tech polypropylene material offers exceptional durability and protection, while lightweight. The Tegra-Lite collection utilizes the Tumi patented Dura-Fold construction technique created by the Tumi design team.

•
2013 Ticon.    A collection of bags and wallets that features the Tumi ID Lock. This special lining in credit card slots and bag pockets shields electronically coded personal data on credit cards and passports from RFID scanners increasingly used by thieves to steal personal security information.

Sourcing, Manufacturing and Logistics
We outsource the manufacture and assembly of all our products, but manage the entire manufacturing process including product design and approval. Our manufacturing team, as of December 31, 2012, of over 80 full-time employees, located mainly in Asia with a few in the U.S., is responsible for managing contractor relationships, logistics, production oversight, quality control and certain elements of new product development. Additionally, we often specify and procure proprietary raw materials and supervise product assembly and shipping to our distribution facilities. By maintaining both centralized and local control over product development, sourcing and distribution, we believe we are able to protect our proprietary designs and distinct components and ensure that consumers will continue to differentiate our products from those of our competitors.
In 2001 and 2002, we moved all of our manufacturing, assembly and procurement functions to Asia. In doing so, we established a cost-effective manufacturing model in which independent contract manufacturers produce our products based on our proprietary designs. This provides a flexible and quality-assured production base which allows us to bring our broad range of products to market rapidly and efficiently. Additionally, we have had long-term relationships of over 10 years with many of our contract manufacturers.
We source all of our manufacturing and assembly functions at over 15 third-party Asian manufacturers in China, Vietnam and Thailand. In 2010, we began to manufacture in the Dominican Republic as a sourcing diversification strategy which takes advantage of recently enacted Caribbean free trade arrangements. This western hemisphere diversification strategy enables a shortened time to market in instances where product sales might otherwise require the utilization of costly airfreight to efficiently serve consumer demand.
We dual source many of our raw materials and finished goods, which helps maintain competitive pricing and reduces supply chain risk. Raw materials include, among others, ballistic nylon fabric, plastic injected molded parts, nylon and stainless steel zipper systems, aluminum handle tubing systems, leather, polycarbonate sheeting materials, high quality waxed linen, high quality textiles and other high tensile strength materials used in the construction of our products. These materials are readily available from several manufacturers located around the globe. We purchase our finished goods on open accounts from our suppliers and have arrangements with them which require payment between 30 to 45 days after shipment.
Our sourcing organization is cost-effective and is a critical competitive advantage in our manufacturing process. Our foreign sourcing expertise allows us to maximize production flexibility and create high-quality products while minimizing our investment in working capital and capital expenditures. We have product development offices in Taiwan and Hong Kong, production staff in Shenzhen, China, as well as quality assurance staff located at all key factories. Responsibilities have shifted from the U.S. to our Asia staff so that information is closer to the factory, which keeps overhead cost increases at a minimum as we continue to grow.
We manage our working capital closely. We are able to collect trade receivables from our Indirect-to-Consumer accounts within 45 days on average. Our Direct-to-Consumer retail network generates cash as sales are made. Terms for our Indirect-to-Consumer North America accounts range from 30 to 60 days from point of shipment, although a small group of accounts pay cash in advance or pay via credit card. Terms for our Indirect-to-Consumer International accounts range from 30 to 90 days. From time to time, we have increased our inventory levels to meet new product launches or promotions, but have financed these increases through internally generated funds. Similarly, our company-owned store expansion efforts are financed through internally generated funds. Large increases in inventory levels have been transitory and infrequent. We manage our trade payables carefully and through longstanding relationships with our suppliers.
Our main domestic distribution facility is a company-owned 285,000 square foot operations center in Vidalia, Georgia. The Vidalia facility operates within a free-trade zone established in connection with the port of Savannah, Georgia. Additionally, we have expanded our German warehousing facility to serve our European operations and contracted with a third-party warehousing facility in Thailand to better serve our expanding international operations. We are currently evaluating additional warehouse space in Thailand to accommodate the robust growth in demand for our goods throughout Asia.
Our operating and application systems facilitate the global planning, sales and distribution of our products to our consumers. In 2002, we replaced our legacy MXP software with an enterprise-wide installation of the SAP Enterprise Resource Planning system, or SAP. Today, our systems link the North American, European and Asian businesses, which results in concise information flow. SAP also provides a technological platform for our future revenue and supply chain growth initiatives. We have an integrated supply chain operation which allows seamless communication, consistency of data and real-time information to and from our Asian operations and sourcing team.
Warranty and Repair
The quality and craftsmanship that goes into our products is a critical component of our brand’s appeal. We believe that our after-sales service sets us apart from our competition and contributes to our extremely loyal consumer base. To maintain the highest standards for our after-sales service, we invest several million dollars annually in after-sales service and maintain service facilities around the world. In addition, many basic repairs are completed at the retail store level. In North America, all major repair operations are processed in our Vidalia, Georgia facility where, as of December 31, 2012, 59 highly-trained technicians are capable of repairing or reconstructing a Tumi product, if needed. We also maintain a repair facility in our German customer service center and several contract repair service centers in the UK, Asia and the Middle East. The repair and after-sales service organizations provide valuable data to our designers and engineers which enhances our product component and construction evaluation and improvement.
Our warranty policy provides for one year of worry-free service as well as an additional warranty against manufacturers’ defects or flaws in construction for between two and five years, depending on the product line. We maintain a toll-free hotline connected to after-sales service representatives who evaluate each consumer’s needs on a case-by-case basis. Their mission is to always satisfy the consumer to ensure continued loyalty to our brand. Additionally, we maintain a loaner bag program for consumers who need a repair in the instance when they are on-the-go. Details of our warranty policy are provided on each warranty card contained in the purchased product. Consumers are encouraged to register their bags to ensure a complete record is maintained and easily located in the Tumi Tracer program. After-sales service is a critical component of our brand strategy.
Our Corporate History
Tumi was founded in 1975 by a former Peace Corps volunteer. Tumi began by importing leather bags from South America. In 1983, Tumi created what is now known as the iconic Tumi product line of black ballistic travel bags and business cases.
In 2004, Tumi was acquired by Doughty Hanson. Tumi Holdings, Inc. was incorporated in September 2004 in Delaware in connection with the acquisition.
On April 19, 2012, the Company’s common stock began trading on the New York Stock Exchange, or NYSE, under the symbol “TUMI.”
Competition
We have a variety of competitors in the categories and geographic regions in which we operate. We believe that all of our products are in similar positions with respect to the number of competitors they face and the level of competition within each product category. Depending on the product category involved, we compete on the basis of a combination of design, quality, function, price point, distribution and brand positioning.
Our biggest global competitor in the travel goods category is Rimowa, a German company. We also compete with Samsonite in EMEA and Asia-Pacific. In the premium luggage and business cases category, we compete with Bally, Burberry, Dunhill, Ferragamo, Gucci, Louis Vuitton, Montblanc, Porsche and Prada. In the business case category, we also compete with smaller brands in specific markets. In the U.S., our main competitors are Victorinox and Briggs and Riley. In EMEA, our key

competitors are Mandarina Duck and Piquadro. In the Asia-Pacific region, competition is fragmented. In Japan, our two key competitors are Porter and Ace Brand. We also compete with Coach across the luggage, business cases and accessories categories.
We believe that our primary competitive advantages are favorable consumer recognition of our brand amongst our targeted demographic, consumer loyalty, product development expertise and widespread presence in premium venues through our multi-channel distribution. We may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets.
Employees
As of December 31, 2012, we employed 1,152 people, including both full-time and part-time employees. Of these employees, 538 were engaged in North American retail selling and retail administration positions, 162 were employed in EMEA (including retail), 84 were engaged in product development, quality control and sourcing in Asia, 191 were employed at our distribution center in Vidalia, Georgia and 177 were engaged globally in corporate support and administrative functions. The remaining employees were engaged in other aspects of our business. None of our employees is represented by a union. We believe that relations with our employees are satisfactory, and we have never encountered a strike or significant work stoppage.
Seasonality
Our business is seasonal in nature. See “Risks Related to Our Business — Our results of operations are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of our common stock” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”
Government Regulation
Many of our imported products are subject to existing or potential duties, tariffs or quotas that may limit the quantity of products that we may import into the U.S. and other countries or impact the cost of such products. To date, we have not been restricted by quotas in the operation of our business, and customs duties have not comprised a material portion of the total cost of sales. In addition, we are subject to foreign governmental regulation and trade restrictions, including retaliation against prohibited foreign practices, with respect to our product sourcing and international sales operations. We are also subject to environmental laws and regulations, including restrictions on the use of certain materials in our products. For example, the California Safe Drinking Water and Toxic Enforcement Act of 1986, or Proposition 65, requires us to meet strict lead specifications in our products. The Consumer Product Safety Improvement Act of 2008 bans the sale of certain products containing lead in excess of certain maximum standards, and imposes other restrictions and requirements, including importing, testing and labeling requirements. In the European Union, we must comply with Directive 2002/95/EC, Restriction on Use of Hazardous Substances, or RoHS, which sets forth strict rules regarding defined limits on the amount of certain hazardous substances, including lead, mercury and cadmium, in products put on the European market. Finally, the European Union’s regulatory system known as Registration, Evaluation and Authorization of Chemicals, or REACH, requires us to register any chemicals we import and evaluate their potential impact on human health and the environment. Under RoHS and REACH, significant market restrictions could be imposed on the current and future uses of chemical products that we or our third-party suppliers use as raw materials or that we sell as finished products in the European Union.

ITEM 1A. RISK FACTORS
Risks Related to Our Business
Our business is sensitive to consumer spending and general economic conditions.
Consumer purchases of discretionary premium items, which include all our products, may be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower, and these risks may be exacerbated for us due to our focus on discretionary premium items. A downturn in the global economy, or in a regional economy in which we have significant sales, could have a material, deleterious effect on consumer purchases of our products, our results of operations and our financial position, and a downturn adversely affecting our affluent consumer base or travelers could have a disproportionate impact on our business. In particular, there continues to be volatility in the European markets and there are no assurances that the European or global economy will continue to recover. If the European or global economy continues to be weak or deteriorates further, there will likely be a negative effect on our net sales in Europe and globally unless and until economic conditions in that region improve and the prospects of national debt defaults in Europe decline. Further or future downturns may adversely affect traffic at our stores and other retail locations, and at the retail locations of our wholesale customers, and could materially and adversely affect our results of operations, financial position and growth strategy.
A decrease in travel levels could negatively impact sales of our travel goods.
Sales of travel goods, which comprised approximately 45% of our net sales in 2012, are significantly dependent on travel as a driver of consumer demand. The growing “wealth effect” in emerging markets and the growth in low-cost airlines in both developed and emerging economies, among other factors, have contributed to increased travel levels and increased spending on travel goods over the past ten years, which has in turn contributed to our growth. A significant portion of our consumers travel by air, and many of our products are targeted at travelers in general and at air travelers in particular. The travel industry is highly susceptible to certain kinds of events that can depress travel generally and accordingly depress demand for travel and travel-related products, including outbreaks of contagious disease, natural disasters, acts of war, terrorist attacks or other catastrophic events. Additionally, adverse changes in global economic conditions can have a negative effect on business and leisure travel. If the travel industry is impacted, either globally or in any region in which we have significant operations, by events that depress travel levels, sales of our travel goods could decline significantly, which could have a material adverse effect on our results of operations and financial position.
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
From January 1, 2005 through December 31, 2012, we increased our number of company-owned stores from 25 to 114. Our growth strategy depends, in part, on our ability to continue to successfully open and operate new company-owned stores. Such ability depends on many factors, some of which are not in our control, including our ability to:

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
We operate in a global marketplace with approximately 31% of our 2012 net sales from operations outside North America. In addition, international sales growth is a key element of our growth strategy. We are subject to risks associated with our international operations, including:

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
Our consolidated financial statements are reported in U.S. dollars. We are exposed to foreign currency exchange rate fluctuations from translating certain of our foreign branch offices and subsidiaries’ financial statements. Consequently, fluctuations in the value of local currencies in which we derive significant net sales may impact the U.S. dollar amounts reflected in our financial statements. As a result, these U.S. dollar amounts may obscure underlying financial trends that would be apparent in financial statements prepared on a constant currency basis.
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
A significant portion of our net revenues and operating cash flows have historically been realized during November and December each year, primarily due to increased retail activity during the holiday seasons, and therefore the fourth quarter factors more significantly into our results for the fiscal year. In 2012, fourth quarter net sales and operating income represented 32% and 41%, respectively, of our annual net sales and operating income. Any disruption in our ability to process, produce and fill customer orders in the fourth quarter could have a negative effect on our quarterly and annual operating results. Additionally, any disruption in our business operations or other factors that could lead to a material shortfall compared with our expectations for the fourth quarter could result in a significant shortfall in net sales and operating cash flows for the full year.
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
The success of our business in each of the regions in which we operate depends on our ability to identify the key product and market trends in those regions and then to design and bring to market in a timely manner products that satisfy the current preferences of a broad range of consumers in each respective region (either by enhancing existing products or by developing new product offerings). Consumer preferences differ across and within each of our operating regions, and shift over time in response to changing aesthetics, means of travel and economic circumstances. We believe that our success in developing products that are innovative and that meet our consumers’ functional needs is an important factor in maintaining and sustaining our image as a premium brand and our ability to charge premium prices. We may not be able to anticipate or respond to changes in consumer preferences in one or more of our operating regions, and, even if we do anticipate and respond to such changes, we may not be able to bring to market in a timely manner enhanced or new products that meet these changing preferences. If we fail to anticipate or respond to changes in consumer preferences or fail to bring to market in a timely manner products that satisfy new preferences, our market share and our net sales and profitability could be adversely affected.
We may be unable to appeal to new consumers while maintaining the loyalty of our core consumers.
Part of our growth strategy is to introduce new consumers, including younger consumers, to the Tumi brand. If we are unable to attract new consumers, including younger consumers, our business and results of operations may be adversely affected as our core consumers’ age increases and levels of travel and purchasing frequency decrease. Initiatives and strategies intended to position our brand to appeal to new and younger consumers may not appeal to our core consumers, and may diminish the appeal of our brand to our core consumers, resulting in reduced core consumer loyalty. If we are unable to successfully appeal to new and younger consumers while maintaining our brand’s premium image with our core consumers, our net sales and our brand image may be adversely affected.
Rapid deterioration of our wholesale customer base could erode our profitability.
Our Indirect-to-Consumer operating segments comprised approximately 50% of our net sales and 53% of our segments’ total operating income in 2012, while our Direct-to-Consumer operating segments comprised approximately 50% of our net sales and 47% of our segments’ total operating income in 2012. Many of our wholesale customers are family-run enterprises that have limited access to capital and undefined succession plans. If these customers reduce or cease operations or close prematurely, we may not be able to replace distribution with our own stores or with other wholesale customers, or we may need to make substantial investments to replace any such lost distribution, and such investments may not be successful. The erosion of our wholesale customer base could have an adverse impact on our cash resources, our gross margins and our overall profitability, adversely impacting our growth plan.
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
Under GAAP, if we determine goodwill or other intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2012, we had goodwill of $142.8 million and other intangible assets of $130.9 million recorded in connection with our acquisition by Doughty Hanson in 2004. Other intangible assets, net consist primarily of brand/trade name, lease value and customer relationships.

Determining whether an impairment exists and the amount of the potential impairment involve quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events or new information may change management’s valuation of an intangible asset in a short amount of time. The timing and amount of impairment charges recorded in our statements of operations and write-downs recorded in our consolidated balance sheets could vary if management’s conclusions were different. Any impairment of goodwill or other intangible assets could have a material adverse effect on our results of operations and financial position. See Note 1 to our audited consolidated financial statements for additional information regarding impairment testing.
Our business could suffer if we are unable to maintain our network of sales and distribution channels or manage our inventory effectively.
We employ a multi-channel distribution strategy and make use of a variety of distribution channels, including full-price retail stores, outlet stores, our websites, partner stores, other wholesale distributors such as department stores and third-party e-commerce websites. The effectiveness of our multi-channel strategy depends on our ability to manage our inventory and our distribution processes effectively so as to ensure that our products are available in sufficient quantities at various points of sale and thereby prevent lost sales. If we are not able to maintain our sales and distribution channels, either because of untimely deliveries or otherwise, or if we are not able to effectively manage our inventory, we could experience a decline in net sales, as well as excess inventories for some products and missed opportunities for other products. In addition, the failure to deliver our products to certain wholesale distributors in accordance with our delivery schedules could damage our relationship with these distributors and may impair our ability to use the distribution channels provided by such distributors. Consequently, our net sales, profitability and the implementation of our growth strategy could be adversely affected.
We plan to use cash provided by operating activities to fund our expanding business and execute our growth strategy and may require additional capital, which may not be available to us.
Our business relies on net cash provided by our operating activities as our primary source of liquidity, and historically all of our growth activities have been funded using operating cash flows. To support our business and execute our growth strategy as planned, we will need to continue to generate significant amounts of cash from operations, including funds to pay our lease obligations, build out new store space, purchase inventory, pay personnel, invest further in our infrastructure and facilities, invest in research and development, and pay for the increased costs associated with operating as a public company. If our business does not generate cash flow from operating activities sufficient to fund these activities, and if sufficient funds are not otherwise available to us from our credit facility, we will need to seek additional capital, through debt or equity financings, to fund our growth. Conditions in the credit markets (such as availability of finance and fluctuations in interest rates) may make it difficult for us to obtain such financing on attractive terms or even at all. Additional debt financing that we may undertake, including in connection with our credit facility, may be expensive and might impose on us covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in merger, consolidation and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our stockholders. The holders of new securities may also have rights, preferences or privileges that are senior to those of existing holders of common stock. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we will be required to modify our growth and operating plans based on available funding, if any, which would inhibit our growth and could harm our business.

Our amended and restated credit facility may restrict our current and future operations.
In connection with our initial public offering, or our IPO, we amended our former credit facility in effect immediately prior to April 4, 2012 by entering into an amended and restated credit facility. The agreement governing our amended credit facility contains, and our future debt instruments may contain, covenants that restrict our operations, including limitations on our ability to: grant liens; incur additional debt (including guarantees); pay dividends or distributions on or redeem or repurchase capital stock; prepay or repurchase certain debt; make investments; and consolidate or merge into, or sell substantially all of our assets to, another person or entity. Any of these restrictions could limit our ability to plan for and react quickly to changing economic, industry and competitive conditions, impair our liquidity and capital resources, and otherwise restrict our business operations. Our ability to comply with these restrictions may be affected by events beyond our control.
As of December 31, 2012, our total debt was $45.0 million, comprised entirely of borrowings under our amended and restated credit facility. Our indebtedness could have important consequences to you, including:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, execution of our business strategy and other purposes;
•
requiring us to dedicate a portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes, including funding future expansion; and

•
exposing us to risks inherent in interest rate fluctuations because our borrowings under our amended and restated credit facility are expected to be at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates.

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
The successful implementation of our growth strategy depends in part on our ability to retain our experienced management team and key employees and on our ability to attract appropriately qualified new personnel. For instance, our chief executive officer has extensive experience running branded consumer as well as retail-oriented businesses and our chief financial officer has extensive financial and operational experience in consumer packaged goods, manufacturing and distribution services. The loss of any key member of our management team or other key employees could hinder or delay our ability to implement our growth strategy effectively. Further, if we are unable to attract appropriately qualified new personnel as we expand, we may not be successful in implementing our growth strategy. In either instance, our profitability and financial performance could be adversely affected.

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
We operate three distribution centers in the United States, Germany and Thailand (where we have our third-party logistics facility), all of which are critical to our ability to distribute our products on a timely basis. Damage or disruption to any of these warehouse locations could adversely affect our ability to fulfill orders for our products and thereby have a deleterious effect on our financial results. For example, in the past, our distribution facility in Thailand was impacted by flooding due to severe weather in that area and our German warehouse was impacted by severe winter weather. In both cases our ability to operate was mitigated by the availability of our Vidalia, Georgia facility, which serves as a master distribution facility and is critical to our continued operations. If the Vidalia facility were to experience a disruption of service, our financial results and financial condition would be negatively impacted.
We do not employ traditional advertising channels, and if we fail to adequately market our brand through product introductions and other means of promotion, our business could be adversely affected.
In 2012, we spent approximately 3% of our net sales on advertising and promotion expenses. Our marketing strategy depends on our ability to promote our brand’s message by using store window campaigns, product placements in editorial sections, social media to promote new product introductions in a cost effective manner, the use of catalog mailings and from time to time the use of newspapers and magazines. We do not employ traditional advertising channels such as billboards, television and radio. If our marketing efforts are not successful at attracting new consumers and increasing purchasing frequency by our existing consumers, there may be no cost-effective marketing channels available to us for the promotion of our brand. If we increase our spending on advertising, or initiate spending on traditional advertising, our expenses will rise, and our advertising efforts may not be successful. In addition, if we are unable to successfully and cost-effectively employ advertising channels to promote our brand to new consumers and new markets, our growth strategy may be adversely affected.
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
We lease substantially all our facilities and company-owned store locations, and lease-related expense is a significant component of our operating expenses. We typically occupy our stores under operating leases with terms of up to ten years. We have been able to negotiate favorable rental rates over the last year due in part to the state of the economy; however, we may be unable to continue to negotiate such favorable terms, particularly in an improving commercial real estate market. Many of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping center does not meet specified occupancy standards. In addition to future minimum lease payments, some of our store leases provide for the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have escalating rent provisions over the initial term and any extensions. As we grow our store base, our lease expense and our cash outlays for rent under lease agreements will increase. Our substantial operating lease obligations could have significant negative consequences, including:

•	requiring that a substantial portion of our available cash be applied to pay our rental obligations (including rent deposits), thus reducing cash available for other purposes;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our flexibility in planning for or reacting to changes in our business or industry; and
•	limiting our ability to obtain additional financing.
Any of these consequences could place us at a disadvantage with respect to our competitors. We depend on cash flow from operating activities to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities to fund these lease expenses and needs, we may not be able to service our lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business.
Additional sites that we lease may be subject to long-term non-cancelable leases if we are unable to negotiate our current standard lease terms. In the past five years, we have closed 11 stores. If an existing or future store is not profitable and we decide to close it, then we may nonetheless be committed to perform our obligations under the applicable lease, including paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under the lease. Our inability to enter new leases or renew existing leases on acceptable terms or be released from our obligations under leases for stores that we close would, in any such case, affect us adversely.
Certain legal proceedings, regulatory matters and accounting changes could adversely impact our results of operations and financial condition.
We are subject, from time to time, to various claims arising out of our business operations, which may include or relate to alleged breach of contract claims, intellectual property and other related claims, credit card fraud, security breaches in certain of our retail store information systems, employment issues, consumer matters and other actions. Additionally, we may from time to time be subject to new or revised laws, regulations and regulatory actions both in the U.S. and in other countries where we conduct business operations, which could have an adverse impact on our results of operations.
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
In addition, we are subject to changes in accounting rules and interpretations. The Financial Accounting Standards Board, or the FASB, is currently in the process of amending a number of existing accounting standards governing a variety of areas. Certain of these proposed standards, particularly the proposed standard governing accounting for leases, if and when effective, would likely have a material impact on our consolidated financial statements. However, we intend to take advantage of certain provisions of the Jumpstart Our Business Startups Act, or the JOBS Act, that would permit us to delay adoption of these standards for as long as we are classified as an emerging growth company. See Note 2 to the accompanying audited consolidated financial statements for further discussion of recently issued accounting pronouncements.
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

We may have technical problems with information technology systems, particularly our ordering and inventory management systems, on which we rely to manage our business efficiently and effectively.
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
None of our employees are currently represented by a union or workers’ council. As we grow our business and enter different regions, unions may attempt to organize all or a portion of our employee base at certain of our owned stores and other facilities, or within certain regions. These efforts could result in work stoppages or other disruptions and could cause management to divert time and resources from other aspects of our business.

We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, the federal government enacted the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 (together with the PPACA, the “Healthcare Reform Laws”), and the constitutionality of the PPACA was upheld by the United States Supreme Court in 2012. The Healthcare Reform Laws will increase the level of regulatory complexity for companies that offer healthcare benefits to their employees and will impact employers and businesses differently depending on the size of the organization. The changes required by this legislation could cause us to incur additional healthcare and other costs. Additionally, many provisions of the Healthcare Reform Laws did not go into effect immediately and may be subject to further clarification through future regulation. Therefore, the ultimate extent and cost of these changes cannot be determined at this time and are being evaluated and updated as related regulations and interpretations of the Healthcare Reform Laws become available.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment as a result.
You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock could continue to be subject to potential significant fluctuations in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

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

•
the public’s response to our, or our competitors’, filings with the Securities and Exchange Commission, or the SEC, or announcements regarding new products or services, enhancements, significant contracts, acquisitions, strategic investments, litigation, restructurings or other significant matters;

•	speculation about our business in the press or the investment community;
•	future sales of our common stock;
•	actions by our competitors;
•	additions or departures of members of our senior management or other key personnel; and
•	the passage of legislation or other regulatory developments affecting us or our industry.

In addition, the securities markets have experienced significant price and volume fluctuations that have affected and continue to affect the market price of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our common stock.
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
We have never paid dividends on our common stock. We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any contractual provisions, including under the agreement governing our amended credit facility and any other agreements governing indebtedness we may incur, and will depend on, among other factors, our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. As a result, you should expect to receive a return on your investment in our common stock only if the market price of the stock increases, which may never occur.

The obligations associated with being a public company require additional resources and significant management attention, which may divert from our business operations.

We became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, at the time of our initial public offering of common stock in April 2012. The requirements of these rules and regulations applicable to public companies have increased our legal and financial compliance costs, including costs associated with the hiring of additional personnel. In addition, these requirements may make some of our corporate activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources.

The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.

The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently, and as a result, we will incur significant legal, accounting and other expenses that we did not previously incur as a private company. We may continue to make changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. The measures we take, however, may not be sufficient to satisfy our obligations as a public company.

For as long as we remain an emerging growth company, we will not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. At such time as we no longer qualify as an emerging growth company, our independent registered public accounting firm will be required to evaluate and report on our internal control over financial reporting. In addition, as of each fiscal year end, commencing with the first fiscal year beginning after April 18, 2012, the effective date of our IPO, our management will be required to evaluate our internal control over financial reporting and to provide to our stockholders in our Annual Report on Form 10-K its assessment of our internal control over financial reporting.

Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, require the hiring of additional personnel, involve substantial costs to modify our existing accounting systems and take a significant period of time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.

Various rules and regulations applicable to public companies make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent for purposes of the NYSE rules, will be harmed.

The various costs relating to being a public company have increased and may continue to increase our general and administrative expenses.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are currently classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years from the date of our IPO, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We currently take advantage of such extended transition period. Since we are not required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.
Doughty Hanson exerts significant influence over us and our significant corporate decisions.
As of December 31, 2012, Doughty Hanson owned 42% of our outstanding common stock and controlled 42% of the outstanding voting power of our common stock. For so long as Doughty Hanson owns a significant portion of our common stock, Doughty Hanson will be able to exert significant voting influence over us and our significant corporate decisions. The concentration of ownership could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Additionally, Doughty Hanson may act in a manner that advances its best interests and not necessarily those of other stockholders, by, among other things:

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
Doughty Hanson and the members of our board of directors who are affiliated with Doughty Hanson, by the terms of our amended and restated certificate of incorporation, are not required to offer us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors. We, by the terms of our amended and restated certificate of incorporation, expressly renounce any interest in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so. Our amended and restated certificate of incorporation cannot be amended to eliminate our renunciation of any such corporate opportunity arising prior to the date of any such amendment. Doughty Hanson is in the business of making investments in portfolio companies and may from time to time acquire and hold interests in businesses that compete with us. Doughty Hanson has no obligation to refrain from acquiring competing businesses. Any competition could intensify if an affiliate or subsidiary of Doughty Hanson were to enter into or acquire a business similar to ours.
Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.
As of December 31, 2012, we had 67,866,667 common shares outstanding, of which 32,972,820 were freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless such shares are held by any of our affiliates, as that term is defined in Rule 144 under the Securities Act. All remaining common shares outstanding are “restricted securities” within the meaning of Rule 144 under the Securities Act. In addition, we filed a Form S-8 under the Securities Act to register 6,786,667 shares of our common stock for issuance under the 2012 Long-Term Incentive Plan, or the 2012 Plan. As a result, any shares issued or optioned under the 2012 Plan, upon issuance and once vested, will be freely tradable in the public market. As of March 21, 2013, options to purchase 586,513 shares of common stock had been granted pursuant to the 2012 Plan. None of these shares had vested as of such date.
Provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.
Provisions of our amended and restated certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include, among others: a classified board of directors; a prohibition on the ability of stockholders to remove directors without cause; advance notice requirements for stockholder proposals and director nominations; a prohibition on the ability of stockholders generally to call special meetings; the inability of stockholders generally to act by written consent; the ability of our board of directors to make, alter or repeal our bylaws without stockholder approval; and the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.
The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES
The following table sets forth the location, use and size of Tumi’s distribution, corporate and product development facilities as of December 31, 2012. We lease substantially all of our facilities and company-owned store locations, with the leases expiring at various times through 2017, subject to renewal options.

Location	Use	Approximate Square Footage
Vidalia, Georgia	Distribution and consumer service	285,000	(1)
South Plainfield, New Jersey	Corporate, sourcing and product development	45,700
Neuenrade, Germany	Distribution and operations	32,851
New York, New York	Showroom, design and marketing	14,047
Shenzhen and Dongguan, China	Sourcing, lab and repair	13,055
Hong Kong	Sourcing	7,203

(1)	We own one property in Vidalia, Georgia with approximately 285,000 square feet of space. This facility is subject to a security lien in accordance with our amended and restated credit facility.
In addition, we lease spaces in France, Taiwan, and Thailand for sales and sourcing offices and lab and distribution functions, as well as a satellite warehouse in Vidalia, Georgia. We also employ the services of a third-party logistics firm in Thailand to aid distribution in Asia.
As of December 31, 2012, we also leased locations for 76 North American company-owned full price retail stores, 23 North American company-owned outlet stores and 15 company-owned international retail stores. These leases expire at various times through 2023. In addition, we occasionally lease off-site storage units for some of our retail locations.
We consider these properties to be in generally good condition and believe that our facilities are adequate for the current operating requirements of our business and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS
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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange under the symbol “TUMI” since our IPO in April 2012. Before then, there was no public market for our common stock. On March 19, 2013, the closing price of our common stock was reported by the NYSE as $23.33. As of March 19, 2013, we had 27 stockholders of record.
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange:

Period	High	Low
For the period from April 19, 2012 to June 24, 2012	$29.10	$14.44
For the third fiscal quarter of 2012 (June 25, 2012 to September 23, 2012)	$26.98	$15.11
For the fourth fiscal quarter of 2012 (September 24, 2012 to December 31, 2012)	$25.99	$19.77

Dividend Policy
We have never declared or paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock for the foreseeable future. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. The payment of dividends in the future, if any, will be at the discretion of our board of directors and will depend on such factors as earnings levels, capital requirements, contractual restrictions, including restrictive covenants contained in our amended and restated credit facility, our overall financial condition and any other factors deemed relevant by our board of directors.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between April 19, 2012 (the day shares of our common stock began trading) and December 31, 2012, with the comparative cumulative total return of such amount on the S&P 500 Index - Total Returns and the S&P 500 Apparel, Accessories and Luxury Goods Index over the same period.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF 8 MONTH CUMULATIVE TOTAL RETURN

120
100
80
60
40
20
0
04/19/12
06/30/12
09/30/12
12/31/12
Tumi Holdings, Inc.
S&P 500 Index - Total Returns
S&P 500 Apparel, Accessories & Luxury Goods Index

	4/19/2012	6/30/2012	9/30/2012	12/31/2012
Tumi Holdings, Inc.	$100.00	$66.04	$88.83	$78.68
S&P 500 Index - Total Returns	$100.00	$99.38	$105.69	$105.30
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$79.77	$85.27	$84.65

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected historical consolidated financial information set forth below at December 31, 2012 and 2011 and for each of the years ended December 31, 2012, 2011 and 2010 has been derived from our audited consolidated financial statements included elsewhere in this report. The selected historical consolidated financial information at December 31, 2010, 2009 and 2008 and for each of the years ended December 31, 2009 and 2008 has been derived from our audited consolidated financial statements not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the following information together with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere herein.

	For the years ended December 31,
	2012	2011	2010	2009	2008

Income Statement Data:
Net sales	$398,551	$329,968	$252,803	$196,576	$232,623
Cost of sales	170,092	140,954	106,533	85,963	103,237
Gross margin	228,459	189,014	146,270	110,613	129,386
Operating expenses:
Selling	24,929	21,957	16,865	14,109	18,979
Marketing	13,713	13,377	7,779	5,793	13,730
Retail operations	81,379	67,465	57,526	54,685	57,040
General and administrative(1)	36,762	25,782	23,474	19,921	21,307
Total operating expenses	156,783	128,581	105,644	94,508	111,056
Operating income	71,676	60,433	40,626	16,105	18,330
Other income (expenses):
Interest expense	(1,392)	(2,423)	(4,753)	(9,653)	(7,941)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	(7,892)	(22,857)	(20,779)	(18,890)	(17,173)
Earnings (losses) from joint venture	845	587	529	(528)	(30)
Foreign exchange gains (losses)	(287)	(61)	(975)	258	(425)
Other non-operating income (expenses)	554	267	(167)	(342)	(34)
Total other expenses	(8,172)	(24,487)	(26,145)	(29,155)	(25,603)
Income (loss) before taxes	63,504	35,946	14,481	(13,050)	(7,273)
Provision for income taxes	26,721	19,354	14,377	2,978	4,821
Net income (loss)	$36,783	$16,592	$104	$(16,028)	$(12,094)
Weighted average common shares outstanding:
Basic(2)	63,304,838	52,536,224	52,536,224	33,256,365	20,199
Diluted(2)	63,304,948	52,536,224	52,536,224	33,256,365	20,199
Basic earnings (loss) per common share(2)	$0.58	$0.32	$—	$(0.48)	$(598.77)
Diluted earnings (loss) per common share(2)	$0.58	$0.32	$—	$(0.48)	$(598.77)

	For the years ended December 31,
	2012	2011	2010	2009	2008

Other Financial and Operational Data:
Depreciation and amortization	$11,504	$10,089	$9,788	$10,001	$10,231
Number of company-owned stores (at period end)	114	97	86	84	83
Average net sales per square foot(3)	$1,051	$972	$821	$629	$761
Comparable store sales growth (for period)(4)
North America full-price	6.8%	22.2%	30.5%	(16.2)%	(12.3)%
North America outlet	15.3%	17.2%	21.4%	(9.6)%	2.8%
North America e-commerce	33.5%	34.0%	16.5%	9.5%	(14.5)%
International (in local currency)	15.4%	10.8%	22.0%	0.5%	(10.4)%
International e-commerce (in local currency)	55.9%	58.8%	(18.1)%	109.5%	6.2%
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$36,737	$32,735	$19,209	$27,261	$17,377
Working capital(5)	44,536	33,968	25,058	12,611	18,978
Total assets	469,241	446,341	408,990	399,754	411,425
Long-term debt (including current portion)	45,000	64,000	76,000	97,000	114,000
Mandatorily redeemable preferred stock and preferred equity interests	—	251,429	228,572	207,793	188,902
Total liabilities	158,156	427,624	407,299	398,655	406,894
Total stockholders’ equity	311,085	18,717	1,691	1,099	4,531

(1)
General and administrative expenses includes warranty and repair costs, product design and development costs, shipping and distribution costs, amortization of customer list and other general operating expenses.

(2)
Gives effect to the 1-to-2,000 reverse common stock split effected in March 2010, the 101.200929-for-1 common stock split effected on April 4, 2012 and the 1.037857-for-1 common stock split effected April 19, 2012.

(3)	Represents company-owned stores only. Average net sales per square foot is calculated using net sales for the last twelve months for all stores opened for the full twelve months.

(4)
Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2011 will not impact the comparable store comparison until January 1, 2013.

(5)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term debt).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Historical results are not necessarily indicative of the results expected for any future period.
Executive Overview
We are a high-growth, global, premium lifestyle brand whose products offer superior quality, durability and innovative design. We offer a comprehensive line of travel and business products and accessories in multiple categories. We design our products for, and market our products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status of Tumi products. We sell our products through a network of company-owned stores, partner stores, outlet stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. We have approximately 1,700 points of distribution in over 75 countries, and our global distribution network is enhanced by the use of our three logistics facilities located in the United States, Europe and Asia. We design our products in our U.S. design studios and selectively collaborate with well-known, international industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean.
In April 2012, we completed our IPO, at which time we sold a total of 15,608,221 shares of our common stock and certain of our stockholders sold a total of 5,988,624 shares of common stock (inclusive of 2,816,980 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters). The initial price to the public of the shares sold in the offering was $18.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total proceeds to us, net of underwriters’ discounts and commissions, were approximately $264.1 million. We used the net proceeds received from the IPO to repurchase all of our preferred stock and preferred equity interests and 277,778 shares of our common stock owned by Doughty Hanson, our majority stockholder.
Since 2005, we have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales have grown from $165.0 million in 2005 to $398.6 million in 2012, representing a compound annual growth rate of 13%. This increase in net sales resulted primarily from an increase in the number of our company-owned stores from 25 as of January 1, 2005 to 114 as of December 31, 2012, as well as an increase in average net sales per square foot in company-owned stores from $642 for the year ended December 31, 2005 to $1,051 for the year ended December 31, 2012, and continuous growth in our e-commerce business and international wholesale sales. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have recently increased our focus on our women’s line, which we estimate has grown from representing approximately 9% of our net sales in 2008 to approximately 11% of our net sales in 2012, and on increasing our online presence, which represented approximately 11% of our net sales in 2012. Since 2006, Direct-to-Consumer e-commerce net sales per fiscal year have ranged from 12% to 14% of total Direct-to-Consumer net sales.
Despite an industry-wide decrease in consumer purchases of discretionary products because of the financial crisis of 2008/2009, our performance remained strong, in part because our flexible operating model enabled us to efficiently manage our operating expenses and quickly respond to changing business conditions. Beginning in the fourth quarter of 2009, we began to see an increase in consumer visits, conversion and store productivity. As general business and economic conditions improved, business travel and consumer traffic and shopping increased, which contributed to a rebound in the performance of our business. Our wholesale accounts began to restock inventories which had been depleted as a result of cutbacks in wholesale orders in reaction to the economic crisis. We also increased our store development activities which had been temporarily decelerated during the financial crisis. We believe many consumers deferred purchases of our products during the financial crisis, and post-crisis sales appear to be increasing due in part to these deferred purchases. We have grown at a compound annual growth rate of 13% in net sales and 17% in operating income from 2005 through 2012. Our return to a high-growth model in 2010 and through 2012 was attributable to the effective implementation of the elements of our growth strategy as well as the general improvement in economic conditions.
In recent years, the travel products industry has seen a trend in consumer preferences towards lighter-weight luggage and travel accessories, as well as merchandise that makes mobile computing and communication more convenient. In light of these trends, we have developed products that fulfill those identified needs, such as our Vapor and Tegra-Lite lines. In addition, we recently launched our Dror line. The Dror line for Tumi is a collaborative collection of travel, business and day bags that integrates the concept of “transformation,” in which items change their shape and/or purpose, with Tumi’s heritage of design innovation and quality. We have also developed a variety of mobile electronic accessories designed for frequent travelers. We estimate that accessories have grown from representing approximately 8% of our net sales in 2008 to 14% of our net sales in 2012. Additionally, we have seen an increase in the relative percentage of our net sales derived from our premium product line, and a decrease in the relative percentage of our net sales derived from our core product line in recent years.
We believe there is a significant opportunity to continue to expand our store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestige street venues. We opened 19 new company-owned stores (offset by 2 company-owned store closings) in the twelve months ended December 31, 2012. We expect to open 8 to 16 company-owned stores in North America and Western Europe in each of 2013 and 2014 while also expanding our online presence. Most of the locations we have identified for new company-owned stores are for full-price stores, while the remaining locations are for outlet stores. We believe there are also opportunities to open additional stores in airport locations.
We believe we have the capacity to increase our Indirect-to-Consumer net sales, both in North America and internationally. In particular, we plan to continue to grow in key Asian markets, particularly China. Currently, approximately one third of our net sales in the Asia-Pacific region are to China, with Japan and South Korea being the next largest contributors. Additionally, Indirect-to-Consumer net sales in the Asia-Pacific region have more than doubled in the past five years. We also plan to increase the number of wholesale doors in key European markets including Germany, France and the United Kingdom, and to expand wholesale distribution in Central and South America, while also expanding our product portfolio offered in existing wholesale doors. We believe there is also significant opportunity to open additional points of distribution in airport locations in many of these regions. In North America, we expect to grow net sales by increasing our wholesale door presence, expanding our accessories business in department stores, increasing the variety of products available to third party e-commerce providers and increasing penetration of the Canadian market through department stores, specialty stores, e-commerce sales and new distribution partners. Since 2007, Indirect-to-Consumer net sales have increased in EMEA, Asia-Pacific and North America and have decreased slightly in Central and South America.
We generally expect the payback of our investment in a new company-owned store to occur in less than two and a half years. We also believe we can increase our average net sales per square foot by continuing to improve store efficiency. Our new product development efforts help drive store traffic while our retail performance maximization program and associate training efforts contribute to improved store efficiency. We also believe we can continue to increase our net sales by capitalizing on our flexible distribution model. For example, in 2010, we converted certain company-owned stores in the Asia-Pacific region into wholesale distribution points in order to improve our operational effectiveness and profitability in that market. In particular, this enabled us to incentivize our local distributors to accelerate store development in a manner that would optimize net sales. We will continue to look for ways to improve our capital efficiency in both current and new markets in the future.
One-time charges
Pursuant to an amended and restated letter agreement dated July 8, 2009, Jerome Griffith, our Chief Executive Officer, President and Director, was entitled to receive a one-time special bonus upon the consummation of a qualified sale event or initial public offering that resulted in an enterprise value of our company of $600.0 million or greater. Mr. Griffith received a special bonus payment of $5.5 million ($3.1 million after tax) in connection with the IPO. We recorded this compensation expense during the second quarter of 2012, which thereby reduced operating income and net income. In addition, the Company incurred $0.6 million in one-time costs associated with our secondary offering completed in November 2012, which included legal and accounting costs and various other fees associated with this offering.
Key Performance Indicators
Key performance indicators that we use to manage our business and evaluate our financial results and operating performance include adjusted EBITDA and average net sales per square foot. Adjusted EBITDA provides us with a measure of our financial performance that we use to evaluate profitability. In addition, we have historically used and continue to use adjusted EBITDA in determining our incentive compensation. Average net sales per square foot, which relates to company-owned stores only, provides us with a measure to evaluate our store sales trends and to assess the operational performance of our stores. These measures are supplemented by a number of non-financial operating metrics related to store performance, which provide benchmarks against which to evaluate store efficiencies but are not considered by management to be reliable financial metrics.
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
Adjusted EBITDA and net income before preferred dividend expense (non-cash) are important supplemental measures of our internal reporting, including for our board of directors and management, and is a key measure we use to evaluate profitability and operating performance. Our current incentive compensation plan is based on the attainment of certain adjusted EBITDA objectives. Additionally, adjusted EBITDA and net income before preferred dividend expense (non-cash), when viewed in conjunction with our consolidated financial statements, provide investors and other users of our financial information consistency and comparability with our past financial performance, facilitate period-to-period comparisons of operating performance and facilitate comparisons with other companies. We use these metrics in conjunction with US GAAP operating performance measures as part of our overall assessment of our performance. US GAAP measures of performance remain our primary means of assessing our overall financial results.
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
Adjusted EBITDA increased by approximately $12.7 million, or 18%, to $84.9 million in 2012 from $72.2 million in 2011. This increase was primarily due to higher net sales and gross margin dollars partially offset by an increase in operating expenses, including a non-recurring charge of $5.5 million for the one-time special bonus paid to our CEO in connection with the successful completion of the IPO and $0.6 million in one-time costs associated with our secondary offering completed in November 2012, which included legal and accounting costs and various other fees associated with this offering.
Adjusted EBITDA increased by approximately $21.4 million, or 42%, to $72.2 million in 2011 from $50.8 million in 2010. This increase was primarily due to higher net sales and gross margin dollars partially offset by an increase in operating expenses.
A reconciliation of net income to net income before preferred dividend expense (non-cash) and adjusted EBITDA is presented below:

	For the years ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$36,783	$16,592	$104
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	7,892	22,857	20,779
Net income before preferred dividend expense (non-cash)(1)	44,675	39,449	20,883
Interest expense	1,392	2,423	4,753
Provision for income taxes	26,721	19,354	14,377
Depreciation and amortization	11,504	10,089	9,788
Loss on disposal of fixed assets	422	10	187
Other	194	868	806
Adjusted EBITDA	$84,908	$72,193	$50,794
(1) Excluding the one-time special bonus of $5.5 million, or $3.1 million net of tax effect, paid to our CEO, and $0.6 million, or $0.4 million net of tax effect, in one-time costs associated with our secondary offering completed in November 2012, net income before preferred dividend expense (non-cash) would have been $48.2 million, or $0.76 per diluted share, for the year ended December 31, 2012.
Average net sales per square foot increased by approximately $79, or 8%, to $1,051 for the year ended December 31, 2012 from $972 for the year ended December 31, 2011. This increase was primarily due to higher store traffic and new product introductions, as well as improved store efficiency.
Average net sales per square foot increased by approximately $151, or 18%, to $972 in 2011 from $821 in 2010. This increase was primarily due to higher store traffic, new product introductions and sales and a rebound in consumer demand commensurate with improving economic conditions.
Our Operating Segments
We evaluate operating performance based on net sales and operating income in four operating segments.
Direct-to-Consumer North America
As of December 31, 2012, we sold our products directly to consumers through a network of 99 company-owned retail stores consisting of full-price stores and outlet stores strategically positioned in high-end retail malls or street venues. We also sell our products directly to consumers through our e-commerce website.
Direct-to-Consumer International
As of December 31, 2012, we sold directly to consumers through a network of 15 company-owned full-price and outlet stores in high-end street venues and select malls in international locations. We also sell our products directly to consumers through our two international e-commerce websites.
Indirect-to-Consumer North America
As of December 31, 2012, we sold to wholesale customers in North America through approximately 800 doors, including specialty luggage retailers, prestige department stores and business-to-business channels. Many of our wholesale customers also operate their own e-commerce websites through which they sell our products. Our products are also sold in partner stores operated by local distributors or retailers that carry only Tumi products and are governed by strict operating guidelines that we dictate.
Indirect-to-Consumer International
As of December 31, 2012, we sold our products to international wholesale customers through approximately 800 doors, approximately 55% of which are in EMEA, 39% of which are in the Asia-Pacific region, and 6% of which are in Central and South America. We have distribution channels in Australia, China, Europe, Hong Kong, the Middle East, South Africa, South Korea, Southeast Asia and Taiwan, among others. Our products are also sold in partner stores operated by local distributors or retailers that carry only Tumi products and are governed by strict operating guidelines that we dictate. We also operate concessions in department stores throughout Europe and the Middle East. Many of our wholesale customers also operate their own e-commerce websites through which they sell our products.
Certain corporate expenses are not specifically allocated to individual operating segments, such as product design and development, certain general and administrative, certain marketing, shipping, warehouse and other expenses.
For an explanation of the financial statement components discussed in this section, see “—Financial Statement Components” and Note 1 to our audited consolidated financial statements.

Results of Operations
The following table sets forth consolidated operating results and other operating data for the periods indicated.
Operating results

	For the years ended December 31,
	2012	2011	2010

Net sales	$398,551	$329,968	$252,803
Cost of sales	170,092	140,954	106,533
Gross margin	228,459	189,014	146,270
Operating expenses
Selling	24,929	21,957	16,865
Marketing	13,713	13,377	7,779
Retail operations	81,379	67,465	57,526
General and administrative	36,762	25,782	23,474
Total operating expenses	156,783	128,581	105,644
Operating income	71,676	60,433	40,626
Other income (expenses)
Interest expense	(1,392)	(2,423)	(4,753)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	(7,892)	(22,857)	(20,779)
Earnings from joint venture	845	587	529
Foreign exchange losses	(287)	(61)	(975)
Other non-operating income (expenses)	554	267	(167)
Total other expenses	(8,172)	(24,487)	(26,145)
Income before income taxes	63,504	35,946	14,481
Provision for income taxes	26,721	19,354	14,377
Net income	$36,783	$16,592	$104

Percentage of net sales

	For the years ended December 31,
	2012	2011	2010
Net sales	100%	100%	100%
Cost of sales	43%	43%	42%
Gross margin	57%	57%	58%
Operating expenses
Selling	6%	7%	7%
Marketing	3%	4%	3%
Retail operations	21%	20%	23%
General and administrative	9%	8%	9%
Total operating expenses	39%	39%	42%
Operating income	18%	18%	16%
Other income (expenses)
Interest expense	—%	(1)%	(2)%
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	(2)%	(7)%	(8)%
Earnings from joint venture	—	—	—
Foreign exchange losses	—	—	—
Other non-operating income (expenses)	—	—	—
Total other expenses	(2)%	(8)%	(10)%
Income before income taxes	16%	10%	6%
Provision for income taxes	7%	6%	6%
Net income	9%	4%	—%

The following table summarizes the number of company-owned stores open at the beginning and the end of the periods indicated:

	For the years ended December 31,
	2012	2011	2010
Number of stores open at beginning of period	97	86	84
Stores added	19	11	8
Stores closed	(2)	—	(6)
Number of stores open at end of period	114	97	86

Year ended December 31, 2012 compared with year ended December 31, 2011
Net sales
The following table presents net sales by operating segment for the year ended December 31, 2012 compared with the year ended December 31, 2011.

	2012	2011	% Change
	(dollars in thousands)
Direct-to-Consumer North America	$180,291	$143,809	25%
Direct-to-Consumer International	17,879	16,198	10%
Indirect-to-Consumer North America	95,934	79,036	21%
Indirect-to-Consumer International	104,447	90,925	15%
Total	$398,551	$329,968	21%
Net sales increased $68.6 million, or 21%, to $398.6 million in 2012 from $330.0 million in 2011. Net sales have increased across all of our operating segments for the year ended December 31, 2012 as compared with the year ended December 31, 2011, as store traffic patterns have remained strong, we have continued to open new wholesale doors and customers have responded positively to new product introductions. Additionally, there were 19 new company-owned store openings during 2012 (offset by 2 store closings), 17 of which are in North America. We have continued to grow our own e-commerce websites and our wholesale customers’ e-commerce websites have shown positive results.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 25% increase for the year ended December 31, 2012 as compared with the year ended December 31, 2011. North America full-price comparable store sales increased 7%, North America outlet comparable store sales increased 15% and our North America e-commerce sales increased 34%. Overall, including our e-commerce website, North America comparable store sales increased 13% for the year.
Net sales attributable to the Direct-to-Consumer International segment experienced a 10% increase for the year ended December 31, 2012 as compared with the year ended December 31, 2011, with comparable store sales, excluding e-commerce, up 7% (15% in local currency). Our international e-commerce websites were up 44% (56% in local currency). Overall, including our e-commerce websites, our international comparable store sales were up 10% (19% in local currency) for the period. During the first fiscal quarter of 2012, we replaced European retail store management and we have seen this change in leadership have a positive impact on this segment.
Overall, including e-commerce, comparable store sales increased 12% globally for the year ended December 31, 2012 as compared with the year ended December 31, 2011.
Net sales attributable to the Indirect-to-Consumer North America segment increased 21% and net sales attributable to the Indirect-to-Consumer International segment increased 15% for the period. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our special markets channel and wholesale customers’ e-commerce websites as well as the aforementioned positive response to new product introductions. Our Indirect-to-Consumer International net sales have been favorably impacted by strong performance in the Asia and EMEA regions and aided by positive reaction to new product introductions.
Operating income
The following table presents operating income by operating segment for the year ended December 31, 2012 compared with the year ended December 31, 2011.

	2012	2011	% Change
	(dollars in thousands)
Direct-to-Consumer North America	$57,208	$44,650	28%
Direct-to-Consumer International	964	973	(1)%
Indirect-to-Consumer North America	36,328	29,195	24%
Indirect-to-Consumer International	30,368	26,037	17%
Non-allocated corporate expenses	(53,192)	(40,422)	(32)%
Total	$71,676	$60,433	19%

Operating income increased $11.3 million, or 19%, to $71.7 million in 2012 from $60.4 million in 2011. Included in non-allocated corporate expenses for the year ended December 31, 2012 is a pre-tax charge of $5.5 million related to the one-time special bonus paid to the CEO in connection with the successful completion of the IPO (see Note 1 of our consolidated financial statements for further information regarding our IPO). Excluding this non-recurring pre-tax charge, operating income improved 28% for the period. This improvement was a result of higher revenues and improved gross margins partially offset by higher operating expenses. All operating segments, with the exception of Direct-to-Consumer International, improved as compared with the comparable prior year period. Our operating segments have benefited from positive reaction to new product introductions, new store openings in the Direct-to-Consumer segments, and continued strong Indirect-to-Consumer net sales growth in the Asia-Pacific and EMEA regions. Operating expenses have increased principally due to higher retail operations expenses related to the cost of new store openings, the aforementioned non-recurring charge of $5.5 million for the one-time special bonus paid to the CEO, and $0.6 million in one-time costs associated with our secondary offering completed in November 2012. Operating margin remained consistent at 18%; however, excluding the aforementioned special bonus paid to the CEO, operating margin increased from 18% for the year ended December 31, 2011 to 19% for the year ended December 31, 2012. Non-allocated corporate expenses represent expenses and income not attributable to a particular operating segment and include core corporate expenses, such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs.
Other income and expenses
Total other expenses decreased $16.3 million, or 67%, to $8.2 million in 2012 from $24.5 million in 2011. Total other expenses includes dividend expense on mandatorily redeemable preferred stock and preferred equity interests, a non-cash charge. This decrease was due mainly to the reduction in dividend expense on mandatorily redeemable preferred stock and preferred equity interests due to their repurchase in connection with our April 2012 IPO. Excluding this one item, total other expenses decreased $1.3 million, or 81%, to approximately $0.3 million in 2012 from $1.6 million in 2011. These decreases were attributable primarily to a reduction in interest expense from more favorable terms in our amended and restated credit facility entered into on April 4, 2012 in connection with the IPO.
Income tax expense
Provision for income taxes increased $7.3 million to $26.7 million in 2012 from $19.4 million in 2011 due principally to higher income before taxes. The effective tax rate was favorably impacted by the reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012.
Net income
Net income increased $20.2 million, or 122%, to net income of $36.8 million in 2012 from net income of $16.6 million in 2011. The increase in net income was due mainly to the increase in net sales and gross margin dollars as well as the reduction in dividend expense on mandatorily redeemable preferred stock and preferred equity interests due to their repurchase in connection with our April 2012 IPO.
Basic and diluted weighted average shares outstanding for the years ended December 31, 2012 and 2011 were 63.3 million and 52.5 million shares, respectively. Basic and diluted earnings per share was $0.58 per share for the year ended December 31, 2012 versus $0.32 per share for the year ended December 31, 2011.
Net income before preferred dividend expense (non-cash) increased $5.3 million, or 13%, to $44.7 million in 2012 from $39.4 million in 2011. Basic and diluted earnings per share before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $0.71 per share and $0.75 per share for the years ended December 31, 2012 and 2011, respectively.

Year ended December 31, 2011 compared with the year ended December 31, 2010
Net sales
The following table presents net sales by operating segment for the year ended December 31, 2011 compared with the year ended December 31, 2010.

	2011	2010	% Change
	(dollars in thousands)
Direct-to-Consumer North America	$143,809	$106,942	34%
Direct-to-Consumer International	16,198	13,102	24%
Indirect-to-Consumer North America	79,036	62,866	26%
Indirect-to-Consumer International	90,925	69,893	30%
Total	$329,968	$252,803	31%
Net sales increased $77.2 million, or 31%, to $330.0 million in 2011 from $252.8 million in 2010. In our Direct-to-Consumer North America segment, increased net sales were attributable to new company-owned store openings and higher store sales, which were driven by our new product introductions, retail initiatives and an ongoing increase in consumer confidence and store traffic as a result of improved economic conditions. Excluding e-commerce, North America full-price comparable store sales increased 22%, North America outlet comparable store sales increased 17% and our international comparable store sales increased by 16% (11% in local currency). In 2011, comparable store sales growth was attributable to increased store traffic due to design innovation, product line extensions and increased brand awareness, as well as improved conversion due to our retail performance maximization program. In our Indirect-to-Consumer International segment, increased net sales resulted primarily from wholesale door expansion, particularly in Asia, and robust economic conditions in Asia. In 2011, 61% of Indirect-to-Consumer International net sales were attributable to sales in the Asia-Pacific region, 34% were attributable to the EMEA region and 5% were attributable to Central and South America. In our Indirect-to-Consumer North America segment, positive responses to new product introductions, improving economic conditions and an increase in our wholesalers’ e-commerce businesses contributed to the increase in net sales.
Operating income
The following table presents operating income (loss) by operating segment for the year ended December 31, 2011 compared with the year ended December 31, 2010.

	2011	2010	% Change
	(dollars in thousands)
Direct-to-Consumer North America	$44,650	$27,610	62%
Direct-to-Consumer International	973	613	59%
Indirect-to-Consumer North America	29,195	23,576	24%
Indirect-to-Consumer International	26,037	21,874	19%
Non-allocated corporate expenses	(40,422)	(33,047)	(22)%
Total	$60,433	$40,626	49%

Operating income increased $19.8 million, or 49%, to $60.4 million in 2011 from $40.6 million in 2010. Operating income increased primarily as a result of higher net sales, improved gross margin dollars from fewer off-price sales and improvement in economic conditions, partially offset by an increase in operating expenses. Higher operating expenses were attributable primarily to higher salaries and incentives for our sales and retail associates, increased investments in marketing, as well as higher retail operations expense due to increased operator fees for our e-commerce websites. Our rent expense was approximately $18.9 million and $16.2 million for the years ended December 31, 2011 and 2010, respectively.
Operating income attributable to our Direct-to-Consumer segments increased $17.4 million, or 62%, to $45.6 million in 2011 from $28.2 million in 2010. This increase was partially due to higher net sales in our full-price and outlet stores. In 2011, we opened 11 stores in North America (excluding 1 temporary pop-up store) and incurred $15.0 million in capital expenditures, an amount which included retail infrastructure, wholesale fixtures, information technology investments and new product tooling investments.

Operating income attributable to our Indirect-to-Consumer segments increased $9.7 million, or 21%, to $55.2 million in 2011 from $45.5 million in 2010. This increase was primarily due to higher wholesale sales, particularly in the Asia-Pacific region, as well as improved wholesale sales in North America due to better economic conditions.
Non-allocated corporate expenses increased 22% due primarily to increased investment in marketing, new products and human resources related to corporate overhead, finance, legal and professional fees.
Other income and expense
Total other expenses decreased $1.6 million, or 6%, to $24.5 million in 2011 from $26.1 million in 2010. Total other expenses include dividend expense on mandatorily redeemable preferred stock and preferred equity interests, a non-cash charge. Excluding this one item, total other expenses decreased $3.8 million, or 70%, to approximately $1.6 million in 2011 from $5.4 million in 2010. These decreases were attributable primarily to a reduction in interest expense due to our operating performance and lower principal balance as a result of debt amortization under our former credit facility. Earnings from our joint venture investment increased less than $0.1 million in 2011 from $0.5 million in 2010.
Income tax expense
Income tax expense increased $5.0 million to approximately $19.4 million in 2011 from $14.4 million in 2010. This increase was attributable to an increase in taxable income in 2011. In 2011 our effective tax rate was 33%, compared to our 41% effective tax rate in 2010. The decrease in our effective tax rate was primarily due to a decrease in the state deferred tax rate. Because the dividend expense on mandatorily redeemable preferred stock and preferred equity interests, a non-cash charge, is not tax deductible, the discussion of our effective tax rate excludes this one item.
Net income
Net income increased $16.5 million to $16.6 million in 2011 from $0.1 million in 2010. This increase was attributable to an increase in operating income primarily related to improved operating results. Basic and diluted weighted average shares outstanding for the years ended December 31, 2011 and 2010 were 52.5 million. Basic and diluted earnings per share was $0.32 per share for the year ended December 31, 2011 versus less than $0.01 per share for the year ended December 31, 2010.
Net income before preferred dividend expense (non-cash) increased $18.5 million to $39.4 million in 2011 from $20.9 million in 2010. Basic and diluted earnings per share before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $0.75 per share and $0.40 per share for the years ended December 31, 2011 and 2010, respectively.
Seasonality
Our business is seasonal in nature and as a result, our net sales and working capital requirements fluctuate from quarter to quarter. Our fourth quarter is a significant period for our results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. We expect inventory levels, along with an increase in accounts payable and accrued expenses, to reach their highest levels in anticipation of the increased net sales during this period. In 2012, fourth quarter net sales represented approximately 32% of our total annual net sales. Operating income in the same period represented 41% of our total annual operating income.
Liquidity and Capital Resources
Historically, our primary source of liquidity has been cash flows from operations. Our long-term credit facility has not historically been used to finance our capital requirements, but instead represents remaining refinanced acquisition indebtedness originally incurred when Doughty Hanson and certain members of management at that time acquired the Company in 2004. We have from time to time drawn on our revolving line of credit as short-term liquidity needs arise. We use our cash flows from operations to fund our store development activities.
We believe we have sufficient working capital and liquidity to support our operations for at least the next twelve months.
Cash and cash equivalents
At December 31, 2012, 2011 and 2010, we had cash and cash equivalents of $36.7 million, $32.7 million and $19.2 million, respectively. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.

Cash flows from operating activities
Cash flows from operating activities consist primarily of net income adjusted for certain non-cash items, including deferred income tax expense, depreciation and amortization, dividend expense on mandatorily redeemable preferred stock and preferred equity interests and other non-cash charges, net. Our cash flows from operations are largely dependent on sales to consumers and wholesale customers, which are in turn dependent on consumer confidence, store traffic, conversion, business travel and general economic conditions. We believe we have the ability to conserve liquidity when economic conditions become less favorable through any number of strategies including curtailment of store expansion plans and cutting discretionary spending.
We generated cash flows from operations of $48.0 million and $40.0 million during the years ended December 31, 2012 and 2011, respectively. This increase was mainly due to higher net income before preferred dividend expense (non-cash) in 2012 compared to 2011.
We generated cash flows from operations of $40.0 million and $20.2 million during the years ended December 31, 2011 and 2010, respectively. Net income before preferred dividend expense (non-cash) was significantly higher in 2011 than 2010, partially offset by our continued investments in inventory in 2011, which resulted in higher investments in working capital. Inventories at December 31, 2011 and 2010 were $60.5 million and $51.9 million, respectively. We continued to invest in inventory in 2011 to meet forecasted sales demand resulting from both improving economic conditions and anticipated favorable consumer response to new product introductions planned for the first quarter of 2012.
Investing activities
Cash flows used for investing activities consist primarily of capital expenditures for store expansion plans, store renovations, store openings, information technology infrastructure and product tooling costs.
Cash used for capital expenditures was $20.9 million and $14.5 million for the years ended December 31, 2012 and 2011, respectively. The increase was due principally to additional store openings during 2012.
Cash used for capital expenditures was $14.5 million and $6.4 million for the years ended December 31, 2011 and 2010, respectively. This increase was attributable primarily to store development efforts and additional store openings in response to the improving economic climate.
Financing activities
Cash flows used for financing activities was $23.2 million and $11.9 million for the years ended December 31, 2012 and 2011, respectively. The increase was mainly attributable to additional repayments of bank debt and transaction costs related to the IPO.
Cash used for financing activities was $11.9 million and $21.6 million for the years ended December 31, 2011 and 2010, respectively. The decrease was attributable primarily to retirement of principal related to the former revolving credit facility in 2010.
Amended and restated credit facility
In connection with the IPO, on April 4, 2012, Tumi, Inc. and Tumi Stores, Inc., the Borrowers, entered into an amended and restated credit facility, or the Amended Credit Facility, with Wells Fargo as lender and collateral agent.
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
The Amended Credit Facility consolidated the term loan facility and the revolving credit facility previously provided in the Company’s former credit facility into a single $70 million senior secured revolving credit facility with Wells Fargo as the sole lender and extended the maturity of the facility until April 4, 2017. The Amended Credit Facility includes a letter of credit sublimit not to exceed the undrawn amount of the revolving commitments.
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
As of December 31, 2012, the Company had $45,000,000 outstanding under the Amended Credit Facility. As of December 31, 2012, the facility bore interest at the market LIBOR rate (0.22%) plus 100 basis points. Letters of credit outstanding at December 31, 2012 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $24,714,000. The fee for the unused portion of the facility was $18,000 for the year ended December 31, 2012.
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
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Borrowers were in compliance in all material respects with all such covenants as of December 31, 2012.
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
Former credit facility
On October 29, 2010, Tumi, Inc. and Tumi Stores, Inc. entered into our former credit facility, which was a modification of our prior credit facility, comprised of a $77.5 million term loan and a $10.0 million revolving line of credit and borrowing capacity available for letters of credit. Substantially all of our assets were pledged as collateral under our former credit facility. At December 31, 2011, we had $64.0 million outstanding under our term loan facility, $9.7 million available under our revolving credit facility and $0.3 million of outstanding letters of credit. The fee on the unused portion of the facility was $9,000 and $45,000 for the years ended December 31, 2012 and 2011, respectively. See Note 8 to our audited consolidated financial statements included elsewhere in this report for further information regarding our former credit facility.

Contractual Obligations
The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements and debt obligations, and under contingent commitments as of December 31, 2012:

	For the years ended December 31,
	2013	2014	2015	2016	2017 and beyond	Total
	(in millions)
Minimum lease payments(1)	$20.6	$17.8	$15.8	$13.2	$43.8	$111.2
Revolving credit facility(2)	—	—	—	—	45.0	45.0
Interest payments on credit facility(3)	0.6	0.6	0.6	0.6	0.1	2.5
Total	$21.2	$18.4	$16.4	$13.8	$88.9	$158.7

(1)
Our store leases generally have initial lease terms of 10 years and include renewal options upon substantially the same terms and conditions as the original lease. We had no construction commitments for leasehold improvements at December 31, 2012, 2011 and 2010, respectively.

(2)
In connection with the IPO in April 2012, we amended our former credit facility by entering into the Amended Credit Facility. See “—Liquidity and Capital Resources—Amended and restated credit facility.”

(3)	Represents estimated future cash interest payments using the weighted average balance and interest rate at December 31, 2012.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and operating expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions we believe to be reasonable given the circumstances and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
We believe that our critical accounting policies and estimates require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. See Note 1 to our audited consolidated financial statements, which are included elsewhere in this report, for a complete discussion of our significant accounting policies. The following reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.
Revenue recognition
Revenue is generated from the sale of our products and is classified as “net sales” in our consolidated statements of operations. We recognize revenue in our Direct-to-Consumer segment when inventory is received by customers and the related title passes. In our Indirect-to-Consumer segments, revenue is recognized when inventory is in possession of our wholesale customers or their appointed carriers, at which point the related title passes. Provisions for discounts, rebates to customers and returns are recorded as a reduction of net sales in the same period as the related sale. Revenue associated with gift cards is recognized upon redemption. Determining our provision for discounts, rebates and returns requires significant judgment based on historical information and estimates of future activity.
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
Indefinite-lived intangible assets consist of brand/trade name. Brand/trade name and goodwill are not being amortized in accordance with the provisions of the FASB’s guidance, which requires these assets to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s annual impairment testing date is the first day of our fourth quarter.
We use techniques including discounted expected future cash flows (Level 3 input), or DCF, to test goodwill and indefinite-lived intangible assets for impairment. A discounted cash flow analysis calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit or asset and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.
No impairment was recognized during the years ended December 31, 2012, 2011 and 2010.
Warranties
The Company provides its customers with a product warranty subsequent to the sale of its products. Our warranty policy provides for one year of worry-free service as well as an additional warranty against manufacturers’ defects or flaws in construction for between two and five years, depending on the product line. The Company recognizes estimated costs associated with the limited warranty at the time of sale of its products. The warranty reserve is based on historical experience.
Accounting standards applicable to emerging growth companies
We are currently an emerging growth company as defined under the JOBS Act. Emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We intend to take advantage of such extended transition period for as long as we are classified as an emerging growth company. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Recently Issued Accounting Pronouncements
In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements were also amended. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted the amended guidance effective January 1, 2012 and it did not have a material effect on its consolidated financial statements.
In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company adopted the amended guidance effective January 1, 2012 and it did not have a material effect on its consolidated financial statements.

In July 2012, the FASB issued new accounting guidance on indefinite-lived intangible assets. The new guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and recognize an impairment loss, if any, to the extent the carrying value exceeds the fair value.  The guidance is effective for the Company for annual and, if any, interim impairment tests in its fiscal year ending December, 31, 2013, with early adoption permitted.  The Company adopted the amended guidance effective January 1, 2012 and it did not have a material effect on its consolidated financial statements.

In February 2013, the FASB issued guidance on accumulated other comprehensive income. The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance was effective prospectively for fiscal years and interim periods beginning after December 15, 2012, with early adoption permitted.  The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.
Financial Statement Components
Net sales
Net sales consists of revenue from the sale of products, less returns, discounts and allowances and other offsets to net sales. In our Direct-to-Consumer segments, revenue is recognized when a consumer purchase occurs and the consumer receives the merchandise. In our Indirect-to-Consumer segments, revenue is recognized when inventory is in possession of our wholesale customers or their appointed carriers, at which point the related title passes. Provisions for discounts, rebates to consumers and returns are recorded as a reduction of net sales in the same period as the related sale. Revenue associated with gift cards is recognized upon redemption. Revenue from gift cards and the amount of revenue recognized for gift cards not redeemed (“breakage”) is immaterial to our results of operations. Amounts billed to customers for delivery costs are classified as a component of net sales, and any other related delivery costs are classified as a component of cost of sales. Sales and value added tax collected from consumers and remitted to governmental authorities are accounted for on a net basis and are excluded from net sales on our consolidated results of operations.
Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2011 will not impact the comparable store comparison until January 1, 2013. There may be variations in the way in which some of our competitors and other retailers calculate comparable or “same store” sales. As a result, data in this Annual Report on Form 10-K regarding our comparable store sales may not be comparable with similar data made available by other companies.

Cost of sales
Cost of sales includes the cost of finished goods purchased from our suppliers plus the cost of freight to deliver the product to our distribution centers, packaging and related duties and applicable overhead incurred to bring the merchandise to its condition for sale. Gross margin is defined as net sales less the cost of sales.
Operating expenses
Operating expenses consist of selling, marketing, retail operations and general and administrative expenses.
Selling.    Selling expenses consist of wholesale-related salaries, benefits, commissions, incentive programs, concession fees, travel and entertainment, meetings and seminars and other selling costs and expenses, in each case related to our global wholesale business.
Marketing.    Marketing expenses consist of in-store and consumer advertising, marketing-related salaries and benefits, travel and entertainment, lease-required advertising, consumer catalogs, market research and other consulting costs and expenses related to marketing.
Retail operations.    Retail operations expenses include occupancy and staffing costs associated with our company-owned stores, store depreciation expense, operator fees for our e-commerce websites, depreciation on point-of-sale fixtures, travel and entertainment, meetings and seminars, insurance and other related administrative costs and expenses.
General and administrative.    General and administrative expenses consist of product development costs related to tools, dyes, design and travel; shipping and distribution costs; costs associated with running our global distribution network such as occupancy and employment expenses; costs associated with warranty and after-sales service such as employee and repair-related expenses and warranty claims; employee-related costs associated with our executive, finance, information technology and human resource functions; costs associated with our corporate headquarters and product show rooms; and legal, tax and accounting fees.
Operating income
Operating income consists of gross margin less operating expenses, and excludes other income and expenses (i.e., non-operating income and expenses).
Other income (expenses)
Interest expense.    Interest expense consists of interest payments made pursuant to our amended and restated credit facility and our former credit and guaranty agreement with, among others, Wells Fargo Bank, National Association, as well as amortization of deferred financing costs, net of minimal interest income.
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests. Dividend expense on mandatorily redeemable preferred stock and preferred equity interests consists solely of non-cash accrued preferred dividends on our mandatorily redeemable preferred stock and the LLC’s preferred equity interests. These amounts have not been paid but are due upon redemption.
Earnings (losses) from joint venture investments.    Earnings (losses) from joint venture investments relate exclusively to Tumi Japan, a joint venture (corporation) in which we hold a 50% interest and which sells Tumi products in 11 retail stores and to various high-end wholesale customers in Japan.
Foreign exchange losses.    Foreign currency exposures arise in our branch offices and subsidiaries in Europe where transactions are denominated in a currency other than the U.S. dollar. Gains and losses such as those resulting from the settlement of receivables and payables denominated in foreign currency are included in the earnings of the current period in “foreign exchange losses.” We are also exposed to foreign currency exchange rate fluctuations with respect to our European operations as a result of its U.S. dollar-denominated historical rate intercompany loan balance. Prior to May 2007, we did not plan or anticipate the settlement of certain intercompany foreign currency transactions and had considered the transactions to be of a long-term investment nature. Because of refinements in our cash management strategies, we now anticipate settlement of certain amounts in the foreseeable future. Gains and losses on transactions that arise after May 2007, to the extent they are considered current, are included in the determination of net income under foreign exchange losses. We believe that exposure to adverse changes in exchange rates associated with revenues and expenses of our foreign branch offices and subsidiaries are immaterial to our consolidated financial statements.

Other non-operating income (expenses).    Other non-operating income (expenses) includes all other non-operating income and expenses.
Provision for income taxes
We record income tax expenses related to federal, state, local and foreign income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not currently hold or issue financial instruments for trading purposes, although we have in the past entered into interest rate hedges for the purposes of limiting our exposure to fluctuations in interest rates.
Foreign currency exchange risk
Although the majority of our international net sales are billed and collected in U.S. dollars, our European sales are billed and collected in Euros, and we are therefore subject to risk associated with exchange rate fluctuations. During 2012, we recorded losses related to the exchange rate fluctuation effect on remittances from our European affiliates and other transactions relating to our international operations of $287,000. We recorded a $61,000 loss and a $975,000 loss in 2011 and 2010, respectively, related to the exchange rate fluctuation effect on those remittances. Because a portion of our net sales (approximately 10% in each of 2012, 2011 and 2010) are denominated in Euros, exchange rate fluctuations can have an impact on our reported net sales. For example, if the U.S. dollar strengthens against the Euro, this could have a negative effect on our European operating results when those results are translated into U.S. dollars. Any hypothetical loss in net sales could be partially or completely offset by lower cost of sales and lower selling expenses and general and administrative expenses that are generated in Euros.
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
Interest rate risk
On October 29, 2010, we entered into our former credit facility, a modification of our prior credit facility. In connection with the IPO, on April 4, 2012, our subsidiaries, Tumi, Inc. and Tumi Stores, Inc., amended our former credit facility by entering into the Amended Credit Facility, with Wells Fargo as lender and as collateral agent, consolidating the term loan facility and the revolving credit facility previously provided in our former credit facility into a single $70 million senior secured revolving credit facility. See “—Liquidity and Capital Resources—Amended and restated credit facility.”
Former credit facility. Because our former credit facility bore interest at a variable rate, we were exposed to market risks relating to changes in interest rates if we had a meaningfully large outstanding balance. At December 31, 2011, the interest rate on our $64.0 million of outstanding term loan debt was 2.33% which, in accordance with the terms of our former credit facility, was based on the three-month LIBOR plus 1.75%. Our former credit facility required us to make quarterly amortization payments to reduce the amount of our outstanding term loans.
Amended credit facility. Under the Amended Credit Facility, borrowings bear interest payable quarterly or, in the case of loans subject to the LIBOR rate, monthly, bi-monthly or quarterly depending on the interest period for such loans. Borrowings under the Amended Credit Facility will bear interest at a per annum rate equal to, at our option, the one, two, three or six-month (or such other period as Wells Fargo may agree) LIBOR rate plus a margin of 1.00% or 1.25%, or a base rate plus a margin of zero or 0.25%. The margin added to the LIBOR, or base rate, will depend on our leverage at the time. Accordingly, under the Amended Credit Facility, we continue to be exposed to market risk from changes in the underlying variable interest rates, which affect our cost of borrowings. We will carefully monitor the interest rates on our borrowings under the Amended Credit Facility.
We do not currently have any interest rate hedging activities in place, but we may in the future engage in hedging activities, based on, among other things, market conditions. We do not, and do not intend to, engage in the practice of trading derivative securities for profit. A 10% increase in the applicable interest rate would not have or have had a material effect on interest expense to us under our former credit facility or the Amended Credit Facility.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Consolidated Financial Statements,” which is located on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.

As of the end of the period covered by this report, with the supervision and participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Further, after the initial transition period provided for newly public companies, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we are exempt from the requirement that our registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Currently, our board of directors consists of six members.
The following table sets forth information regarding our executive officers and directors as of March 21, 2013.

Name	Age	Position(s)
Jerome Griffith	55	Chief Executive Officer, President and Director
Michael J. Mardy	64	Chief Financial Officer, Executive Vice President and Director
Alan M. Krantzler	54	Senior Vice President—Brand Management
Steven M. Hurwitz	56	Senior Vice President—Product Development, Manufacturing and Sourcing
Adam Levy	50	President, Retail
Thomas H. Nelson	53	Senior Vice President and Managing Director—Asia Pacific
Denielle M. Wolfe	42	Vice President—Design
Richard P. Hanson	57	Chairman of the Board
Joseph R. Gromek	66	Director
Thomas H. Johnson	63	Director
Claire Bennett	47	Director

Jerome Griffith has served as our Chief Executive Officer, President and director since April 2009. From 2002 to February 2009, he was employed at Esprit Holdings Limited, a global fashion brand, where he was promoted to Chief Operating Officer and appointed to the board in 2004, then promoted to President of Esprit North and South America in 2006. From 1999 to 2002, he worked as an executive vice president at Tommy Hilfiger, an apparel and retail company. From 1998 to 1999, he worked as the president of retail at the J. Peterman Company, a catalog-based apparel and retail company. From 1989 through 1998, he worked in various positions at Gap, Inc., a retailer of clothing, accessories, and personal care products.
Mr. Griffith’s qualifications to serve on our board include the experience described above, including his experience as a senior executive of a major global consumer products company and his proven track record of innovation and driving international growth and expansion.
Michael J. Mardy has served as our Chief Financial Officer and Executive Vice President since July 2003 and a director since November 2011. Prior to joining Tumi, from 1996 to 2002, he served as Executive Vice President, Finance and Administration of Keystone Foods LLC, a processor and distributor. From 1982 to 1996, he served as Senior Vice President, Chief Financial Officer and in various other finance positions at Nabisco Biscuit Company, a snack food and consumer products company. Mr. Mardy serves on the board of directors of Green Mountain Coffee Roasters Inc. and ModusLink Global Solutions, Inc. Mr. Mardy also serves on the board of the Institute of Medicine and Public Health for New Jersey.
Mr. Mardy’s qualifications to serve on our board include his extensive financial and accounting expertise (including his membership in the American Institute of Certified Public Accountants and the Financial Executive Institute) and leadership, the experience he has gained through service on the board of other public companies, his consumer products experience in prior management positions and his overall leadership skills as a senior executive.
Alan M. Krantzler has served as our Senior Vice President—Brand Management since 2003 and is responsible for product management, marketing, and store design. Prior to joining Tumi, he worked as Senior Vice President at Perry Ellis International, a designer, marketer and seller of apparel and accessories, and Vice President of Merchandising and Consumer Direct Marketing at Next Monet, a catalog and internet retailer of fine art prints and original artwork. From 1992 to 1997, he worked as product manager at Coach, Inc., a designer and producer of accessories and gifts. He also worked as a management consultant for the Marketing Corporation of America.
Adam Levy has served as our President, Retail since July 1, 2012, after joining the company as Executive Vice President, Retail in June 2011. From 2009 to 2010, Mr. Levy served as President of Retail, Partnered Brands at Liz Claiborne, Inc., a retailer of apparel and accessories. From 2005 to 2009, he was employed by Jones Apparel Group, a designer, marketer and wholesaler of apparel and accessory brands, and served as President of Retail, Ready to Wear. From 2000 to 2005, Mr. Levy held various positions at Tommy Hilfiger, an apparel and retail company, before leaving in 2005 as the Vice President, General Merchandise Manager, Retail.

Steven M. Hurwitz has served as our Senior Vice President—Product Development, Manufacturing and Sourcing since 2006 and is responsible for managing our global supply chain. Prior to joining Tumi, from 1982 to 2000 and 2004 to 2006, Mr. Hurwitz served in various positions, including Vice President, Group Manufacturing—Accessories, at Liz Claiborne, Inc., a retailer of apparel and accessories. From 2002 to 2004, he was President—Accessories Division of the Betesh Group, a designer and manufacturer of accessories, bedding and electronic storage products. Prior to joining Betesh Group, Mr. Hurwitz was President—Ladies Group at Amerex Apparel Group, Inc., a designer and manufacturer of outerwear and sportswear.
Thomas H. Nelson has served as our Senior Vice President and Managing Director—Asia Pacific since January 2010 and served as our Vice President—International from 1999 to 2010. He is also the President and Representative Director of Tumi Japan. From 1995 to 1999, Mr. Nelson was a director within the international sales division at Coach, Inc., a retailer of fine accessories and gifts. Prior to joining Coach, he was a strategic planning manager at Pepsi International, a manufacturer, seller and distributor of beverages, for two years and served in various finance and retail operations roles at Louis Vuitton North America, Inc., a luxury goods retailer, for six years.
Denielle R. Wolfe has served as our Vice President—Design since 2006 and served as our Director Global Sourcing from 2002 to 2006 and Senior Sourcing Manager from 2000 to 2002. From 1999 to 2000, she was the Asia Development Manager, overseeing all international production, at Kate Spade, a retailer of handbags and other accessories. Prior to joining Kate Spade, she was employed at Coach, Inc., a retailer of fine accessories and gifts, where she started as a design developer in 1991 and was promoted to technical adviser in 1995.
Richard Hanson has served as our Chairman since July 2009. Mr. Hanson is also Chairman of Doughty Hanson, which he co-founded in 1984. Mr. Hanson is a member of the Investment Committee of Doughty Hanson and contributes to all investment activities of the firm. Mr. Hanson received a degree in Economics from the University of Southampton (B.Sc. Hons). He currently serves as Chairman of LM Wind Power Holding A/S.
Mr. Hanson was elected to serve as the Chairman of our board of directors because of his affiliation with Doughty Hanson, his financial expertise and his experience working with companies controlled by private equity sponsors. Mr. Hanson serves as a director pursuant to a director nomination agreement among Tumi and the Doughty Hanson Funds (as later defined). For more information, see Item. 13, “Certain Relationships and Related Transactions and Director Independence—Director Nomination Agreement.”
Joseph R. Gromek has been a director since April 2012. From April 2003 to February 2012, Mr. Gromek served as President and Chief Executive Officer and as a director of The Warnaco Group, Inc., a global apparel company. From 1996 to 2002, Mr. Gromek served as President and Chief Executive Officer of Brooks Brothers, Inc., a clothing retailer. Over the last 25 years, Mr. Gromek has held senior management positions with Saks Fifth Avenue, Limited Brands, Inc. and AnnTaylor Stores Corporation. Mr. Gromek is a member of the Board of Directors of Wolverine World Wide, Inc., a footwear and apparel company, and The Children’s Place Retail Stores, Inc., a children’s specialty apparel retailer. Mr. Gromek also serves on the Board of Directors of Ronald McDonald House and Stanley M. Proctor Company, as a member of the Board of Governors of the Parsons School of Design, as a member of the Board of Trustees of the Trevor Day School, as Chairman of the Board of the New School. He was previously a member of the Advisory Board of the Fashion Institute of Technology.
Mr. Gromek was elected to serve on our board of directors because of his extensive experience and strong track record as an executive in the retail industry and his public board governance experience.
Thomas H. Johnson has been a director since April 2012. Mr. Johnson has been Managing Partner of THJ Investments, L.P., a private investment firm, from November 2005 to the present. Since 2008, he has also served as Chief Executive Officer of The Taffrail Group, LLC, a private strategic advisory firm. Mr. Johnson served as Chairman and Chief Executive Officer of Chesapeake Corporation, a specialty packaging manufacturer, from August 1997 to November 2005. From 1989 until 1997, Mr. Johnson served as President and Chief Executive Officer of Riverwood International, an integrated packaging and forest products company. From 1976 to 1989, Mr. Johnson served in various leadership positions with Mead Corporation, a paper products company, including President, Paperboard Division; President, Coated Board Division; Director, Strategic Planning and corporate Development, and an executive of Mead Consumer Products Division. Mr. Johnson has served as a director of GenOn Energy, Inc., a wholesale generator of electricity, and is currently a director of Coca-Cola Enterprises, Inc., an independent Coca-Cola bottler and distributor of bottle and can refreshments, with operations primarily in Europe, and Universal Corporation, a leaf tobacco merchant and processor. He was previously a director of ModusLink Global Solutions, Inc., a supply chain business process management company, and Superior Essex Inc., a wire and cable manufacturer.
Mr. Johnson was elected to serve on our board of directors because of his extensive international management experience. Mr. Johnson’s service on the boards and audit committees of other public companies also provides our board with financial, operational and strategic expertise.

Claire Bennett has been a director since January 2013. Ms. Bennett has been Executive Vice President, Loyalty & Membership Benefits of American Express Company, a global service company that provides charge and credit payment card products and travel-related services, from February 2012 to the present. Prior to her current position, Ms. Bennett served as Senior Vice President, Global Advertising and Brand Management for American Express and then General Manager, U.S. Consumer Travel Network for American Express. Before joining American Express in 2006, Ms. Bennett held various marketing and general management positions with Dell Inc. Prior to joining Dell, Ms. Bennett held various positions in brand management, strategic planning, and finance/accounting at The Quaker Oats Company (now PepsiCo, Inc.). Ms. Bennett is a member of the Board of Directors of Pong Research Corporation, a mobile device technology company, and Vente Privée USA, a members-only shopping destination in partnership with American Express. Ms. Bennett also serves as a member of the Board of Directors of Public Allies, a non-profit organization, and as a member of an Advisory Board for Starwood Hotels & Resorts Worldwide, Inc.
Ms. Bennett was appointed to serve on our board of directors because of her more than 20 years of marketing and finance experience.
Role of Board of Directors
The Company’s business and affairs are managed under the direction of the board of directors, which is the Company’s ultimate decision-making body, except with respect to those matters reserved to the Company’s stockholders. The board of directors’ goals are to build long-term value for the Company’s stockholders and to assure the vitality of the Company for its customers, employees and the other individuals and organizations who depend on the Company. The board of directors establishes the Company’s overall corporate policies, evaluates the Company’s Chief Executive Officer and the senior leadership team and acts as an advisor and counselor to senior management. The board of directors also oversees the Company’s business strategy and planning, as well as the performance of management in executing the Company’s business strategy, assessing and managing risks and managing the Company’s day-to-day operations.
Director Independence
Under the NYSE listing standards, in order to consider a director independent, the board of directors must affirmatively determine that he or she has no material relationship with Tumi Holdings, Inc. The standards specify the criteria for determining whether directors are independent and contain guidelines for directors and their immediate family members with respect to employment or affiliation with Tumi Holdings, Inc. or its independent registered public accounting firm.
The board of directors affirmatively determined that all of the directors qualify as independent directors under the corporate governance standards of the NYSE, with the exception of Jerome Griffith and Michael J. Mardy, each of whom is considered not independent because of his employment as a senior executive of the Company.
Board Committees
Upon completion of our IPO in April 2012, our board of directors formed an audit committee, a compensation committee and a nominating and corporate governance committee and adopted charters for each of these committees. The written charter for each of our audit, compensation and nominating and corporate governance committees is available on our website at www.tumi.com. Information on, or accessible through, our website is not part of this Annual Report on Form 10-K.
Audit committee
We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee assists our board of directors in its oversight of the integrity of our financial statements, our independent registered public accounting firm’s qualifications and independence and the performance of our independent registered public accounting firm. The audit committee: reviews the audit plans and findings of our independent registered public accounting firm and our internal audit and risk review staff, as well as the results of regulatory examinations, and tracks management’s corrective action plans where necessary; reviews our financial statements, including any significant financial items and changes in accounting policies, with our senior management and independent registered public accounting firm; reviews our financial risk and control procedures, compliance programs and significant tax, legal and regulatory matters; and has the sole discretion to appoint annually our independent registered public accounting firm, evaluate its independence and performance and set clear hiring policies for employees or former employees of the independent registered public accounting firm.

The audit committee held three meetings during 2012. Our audit committee is currently composed of three members, Mr. Johnson (chairperson), Mr. Gromek and Ms. Bennett, who was appointed on January 25, 2013. Our board of directors has determined that Mr. Johnson is qualified as an “audit committee financial expert” within the meaning of SEC regulations. All of the members of the audit committee are financially literate and have accounting or related financial management expertise within the meaning of the NYSE rules. Our board of directors has determined that Messrs. Gromek and Johnson and Ms. Bennett meet the definition of an “independent” director under each of the NYSE listing standards and Rule 10A-3 of the Exchange Act.
Compensation committee
Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The compensation committee reviews and approves corporate goals and objectives relevant to compensation of our CEO and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and recommends the compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our equity compensation plans and prepares the compensation committee report required by SEC rules to be included in our annual report. The members of our compensation committee are Mr. Hanson (chairperson), Mr. Gromek and Mr. Johnson, each of whom qualifies as an “independent” director as defined under the applicable rules and regulations of the SEC and the NYSE.
The compensation committee held two meetings during 2012.
Nominating and corporate governance committee
The nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to our board concerning governance matters. The members of our nominating and corporate governance committee are Mr. Hanson (chairperson), Mr. Gromek and Mr. Johnson, each of whom qualifies as an “independent” director as defined under the applicable rules and regulations of the SEC and the NYSE.
The nominating and corporate governance committee held two meetings during 2012.
Copies of the charters of the audit committee, compensation committee and nominating and corporate governance committee are available on our website at www.tumi.com and may also be obtained upon request without charge by writing to Corporate Secretary, Tumi Holdings, Inc., 1001 Durham Avenue, South Plainfield, New Jersey 07080.
Corporate Governance Guidelines, Code of Business Conduct and Code of Ethics
Our board of directors has adopted Corporate Governance Guidelines, which set forth a governance framework within which our board of directors, assisted by committees thereof, directs the affairs of the Company. The Corporate Governance Guidelines address, among other things, the composition and functions of the board of directors, director independence, compensation of directors, management succession and review, committees of the board of directors and selection of new directors.
We have a Code of Business Conduct and Ethics, which is applicable to all employees of the Company. We have a separate Code of Ethics for Principal Executive and Senior Financial Officers, which contains provisions specifically applicable to our principal executive officer, principal financial officer, principal accounting officer and controller (or persons performing similar functions).
The Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the Code of Ethics for Principal Executive and Senior Financial Officers are available on our website at www.tumi.com. We expect that any amendments to these codes, or any waivers of their requirements, will be disclosed on our website.
Compensation Committee Interlocks and Insider Participation
None of our executive officers serves or has served as a member of the board of directors, compensation committee, or other board committee performing equivalent functions, of any entity that has one or more executive officers who serves as one of our directors or on our compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC and the NYSE. Based solely on a review of such reports and written representations from the directors and executive officers, the Company believes that all such filing requirements were met during 2012, except for one late Form 3 made by Adam Levy on March 6, 2013.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
The following Compensation Discussion and Analysis provides information regarding the objectives and components of our compensation philosophy, policies and practices with respect to the compensation of our named executive officers. Our named executive officers for the year ended December 31, 2012 were:

•	Jerome Griffith, Chief Executive Officer, President and Director;
•	Michael J. Mardy, Chief Financial Officer, Executive Vice President and Director;
•	Steven M. Hurwitz, Senior Vice President—Product Development, Manufacturing and Sourcing;
•	Alan M. Krantzler, Senior Vice President—Brand Management; and
•	Adam Levy, President, Retail.
The compensation committee of our board of directors has overall responsibility for the compensation program for our named executive officers. Members of the compensation committee are appointed by our board of directors, and our compensation committee consists entirely of independent directors, as defined under the applicable rules and regulations of the SEC, the NYSE and the Internal Revenue Service.
Compensation Philosophy and Objectives
Our compensation philosophy historically has been to set target compensation for our named executive officers at approximately the 50th percentile relative to a peer group. Our compensation programs (in addition to base salary) for fiscal 2012 and the past several years have consisted of a single performance-based annual cash bonus program and the limited use of perquisites and other benefits. In addition, in January 2013, we awarded stock options to certain of our employees, including our named executive officers, pursuant to the 2012 Plan, and we may grant additional long-term incentive compensation in the form of equity awards in the future if our board of directors determines that doing so would be consistent with the objectives described below. See “—Long-Term Incentive Plan; 2013 Compensation Decisions.”
Our executive compensation program is designed to meet the following objectives:

•	Attract and retain executive officers who contribute to our success;
•	Align compensation with our business mission, strategy and goals;
•	Align the interests of our executive officers with the interests of our stockholders; and
•	Motivate and reward high levels of performance.
These objectives collectively seek to link compensation to our overall financial performance, which helps to ensure that the interests of our named executive officers are aligned with the interests of our stockholders. These objectives serve as guiding principles in compensation program design.
Components of Executive Compensation
The principal components of compensation for our named executive officers for fiscal 2012 consisted of:

•	Base salary. We utilize base salary as the primary means of providing compensation for performing the essential elements of an executive’s job.
•
Performance-based cash bonus program.    We utilize a performance-based annual cash bonus program in order to align our named executive officers’ compensation with our overall financial results as well as the interests of our stockholders.

•
Limited perquisites and other benefits.    We utilize our benefits as support to our employees and their families throughout various stages of their careers. We also provide limited perquisites to our named executive officers.

•	Long-term incentive compensation. We utilize long-term incentive compensation in order to incentivize and reward contributions to long-term future performance.

Determining the Amount of Each Component of Compensation
Overview
The amount of each component of our compensation program is determined by our board of directors on an annual basis taking into consideration compensation programs of comparable companies, our Adjusted Earnings Before Income Taxes, Depreciation and Amortization, or Adjusted EBITDA, the competitive market for our named executive officers and general economic factors. In fiscal 2012 and in prior years, our approach has been to provide named executive officers with a base salary and an annual cash bonus opportunity that were generally competitive with the level of those elements paid for comparable positions at comparable companies.
Once the level of compensation is set for the year, our board of directors may revisit its decisions if there are material developments during the year, such as promotions, that may warrant a change in compensation. After the year is over, our board of directors reviews the performance of the named executive officers to determine the achievement of annual incentive compensation targets and to assess the overall functioning of our compensation plans against our goals.
In connection with our April 2012 IPO, we engaged an outside compensation consultant, Exequity, to assist us in developing our post-IPO compensation programs, in particular, our long-term incentive program, and ensuring that our levels of compensation fall within our targeted range.
Base salary
Our board of directors reviews our named executive officers’ base salaries on an annual basis taking into consideration each individual’s responsibilities and experience, market and peer compensation levels and other discretionary factors deemed relevant by our board of directors. Such other factors may include material changes in position or responsibilities, prior performance, overall corporate performance and competitive marketplace for executive talent.
We believe our base salaries are set at levels that allow us to attract and retain executives in competitive markets. The level of base pay for each named executive officer in fiscal 2012, 2011 and prior years was determined with the goal of setting compensation for our named executive officers at approximately the 50th percentile relative to the peer group.
The base salaries paid to our named executive officers for fiscal 2012 are shown in the Summary Compensation Table below.
Performance-based cash bonus
Our performance-based cash bonus program is tied to Adjusted EBITDA, the same key financial metric that we use to assess our business performance. If the performance thresholds set by our board of directors are not attained, no bonus is paid with respect to such metric. The bonus program provides for increasing levels of payout for performance at higher levels.
Pursuant to the terms of their employment agreements with us, each of Messrs. Griffith, Mardy, Hurwitz, Krantzler and Levy are eligible to earn a target annual bonus, to be awarded in the discretion of our board of directors, of between 40% and 50%, 40%, 40%, 40% and 40%, respectively, of their base salaries, if specified performance goals, as established by our board of directors, are met for the year. In fiscal 2012, we established a budgeted bonus pool to be allocated to our key employees, including our named executive officers, in the event that we achieved the target Adjusted EBITDA goal for the year. Under the fiscal 2011 incentive plan established by our board of directors, each named executive officer’s target or budgeted bonus was equal to 40% of his base salary. Our board of directors in its discretion may award amounts in excess of a named executive officer’s target bonus for superior performance and may award amounts that are less than the named executive officer’s target bonus if the budgeted Adjusted EBITDA goal is not met. During the first quarter of each fiscal year, our board of directors reviews our performance relative to the achievement of our financial, operational and strategic goals established by our board of directors at the beginning of the preceding fiscal year and each executive’s individual performance and contribution to achieving those goals in order to determine the amount of discretionary bonus, if any, payable to our named executive officers. Under the terms of Mr. Griffith’s employment agreement, Mr. Griffith’s target annual bonus could also be increased to up to 100% of his base salary. As discussed above, the target bonuses for all of our named executive officers are tied to our performance thresholds as well as the budgeted bonus pool. In the event that we experience an exceptional increase in Adjusted EBITDA, the board attributes such increase to Mr. Griffith’s performance, and there remains sufficient funds in the budgeted bonus pool, our board of directors could in its sole discretion increase Mr. Griffith’s target annual bonus to 100% of his base salary.

The board of directors uses Adjusted EBITDA as the objective performance metric because it is a key metric used by management and the board of directors to assess our operating performance. For purposes of our cash bonus program for fiscal 2012, the Adjusted EBITDA targets were set at threshold, target and maximum amounts as follows:

Adjusted EBITDA (dollar amounts in millions)(1)
Threshold	$75.0
Target	$80.0
Maximum	$90.0
 _________

(1)	For an explanation of how we calculate Adjusted EBITDA, see Item 7., to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Indicators.”
The Adjusted EBITDA performance metric was applied to all of our named executive officers, with our board of directors reserving the right to make a negative adjustment based on the named executive officer’s performance against additional specified operating metrics such as store operating costs and average capital expenditures for new stores. At the time the Adjusted EBITDA performance metrics were set, our board of directors believed that the metrics were challenging and that the achievement of the performance metrics at the target level would require superior performance.
In making its award decisions, our board of directors took into account that our preliminary Adjusted EBITDA for fiscal 2012 of approximately $85.0 million exceeded the Adjusted EBITDA target amount of $80.0 million by approximately $5.0 million, or approximately 6%. These numbers are subject to adjustment based on our final determination of Adjusted EBITDA for fiscal 2012 based on audited results. Our board of directors determined that each of our named executive officers was eligible to be awarded a payout under our cash bonus program that was incrementally higher than the budgeted amount for each named executive officer in light of our superior financial performance.
The 2012 annual cash bonus awarded to each of our named executive officers, respectively, was $450,000 for Mr. Griffith, equal to approximately fifty-four percent (54%) of his base salary in recognition of our superior financial performance and Mr. Griffith’s exceptional contributions towards achieving the Adjusted EBITDA goal in excess of target; $240,000 for Mr. Mardy, equal to approximately fifty-five percent (55%) of his base salary in recognition of our superior financial performance and Mr. Mardy’s exceptional contributions towards achieving the Adjusted EBITDA goal in excess of target; $165,000 for Mr. Hurwitz, equal to approximately forty percent (40%) of his base salary in recognition of our superior financial performance and Mr. Hurwitz’s contributions towards achieving the Adjusted EBITDA goal in excess of target through his successful efforts at procurement of new products while controlling related costs through negotiations with and selection of manufacturing suppliers; $165,000 for Mr. Krantzler, equal to approximately forty-two percent (42%) of his base salary in recognition of our superior financial performance and Mr. Krantzler’s contributions towards achieving the Adjusted EBITDA goal in excess of target through his management of our product portfolio and our marketing efforts; and $165,000 for Mr. Levy, equal to approximately forty-one percent (41%) of his base salary in recognition of his increased responsibilities following his appointment as our President, Retail. Our board of directors weighed these individual contributions at its discretion in determining the appropriateness of the awarded bonuses. The 2012 annual cash bonuses received by our named executive officers are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below.
Limited perquisites and other benefits
Our benefits, such as our basic health benefits, 401(k) plan, life insurance, paid time off, matching charitable gifts program, tuition reimbursement and discounts on certain Tumi products, are intended to provide a stable array of support to our employees, and these core benefits are provided to all employees. The 401(k) plan allows participants to defer amounts of their annual compensation before taxes, up to the cap set by the Internal Revenue Code of 1986, as amended, or the Code, which was $17,000 per person for calendar year 2012. In addition, the plan allows participants ages 50 and older to defer additional catch-up contributions of up to $5,500 per year before taxes. Employees’ elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) plan. We currently provide matching contributions of up to 100% of an employee’s contribution on the first 3% of his or her compensation and 50% of the employee’s contribution on the next 2% of compensation, subject to certain other limits. Additionally, Messrs. Griffith, Mardy, Hurwitz, Krantzler and Levy receive an automobile allowance.

Bonus Agreement with Mr. Griffith
Pursuant to an amended and restated letter agreement dated July 8, 2009, Mr. Griffith was entitled to receive a special incentive bonus in cash in connection with the consummation of a qualified sale event or initial public offering that resulted in an enterprise value of our Company of $600 million or greater. If paid in connection with a qualified initial public offering, the special bonus payment would equal the dollar amount that a holder of 0.62% of our outstanding common stock then outstanding on a fully diluted basis as of the date of the agreement would receive if the holder sold all such shares at the underwritten price per share of our common stock in the offering. Mr. Griffith received a special bonus payment in cash of $5.5 million in connection with our April 2012 IPO. In general, for federal income tax purposes, Mr. Griffith recognized ordinary income in the amount of the special bonus payment at the time it was paid, and, in reliance on the transition provisions under Section 162(m) of the Code, we expect to take a deduction in the same amount.
Employment and Severance Arrangements
We entered into employment agreements with each of our named executive officers other than Mr. Levy which define compensation and benefits payable to them in certain termination scenarios, giving them some certainty regarding their individual outcomes under these circumstances. Each employment agreement includes provisions that (1) prohibit the executive from competing against us (or working for a competitor) during a specified period after the executive leaves the Company, and (2) provide severance payments upon the executive’s termination of employment by us for other than “Cause.” We believe the employment agreements are a necessary component of the compensation package provided to our named executive officers because: (1) the noncompetition provisions protect us from a competitive disadvantage if one of the named executive officers leaves the Company; and (2) the severance provisions serve as an effective recruiting and retention tool. Our board of directors approves the initial employment agreements and then reviews the agreements on an as-needed basis, based on market trends or on changes in our business environment.
The terms of the employment agreements are described in more detail below under “—Employment Arrangements with Named Executive Officers.” Additional information regarding the severance and change in control benefits provided under the employment agreements is provided below under “—Potential Payments upon Termination or Change in Control.”
Role of Executives in Executive Compensation Decisions
Our board of directors, which includes Mr. Mardy and Mr. Griffith, generally seeks input from the head of human resources when discussing the performance of and the compensation levels for the other named executive officers. Our board of directors also works with the head of our human resources department in evaluating the financial, accounting, tax and retention implications of our various compensation programs. Prior to our IPO in April 2012, none of our other executives participated in deliberations relating to his or her own compensation, other than Mr. Mardy and Mr. Griffith, each of whom participated in the setting of their own base salary levels and, in their roles as our directors, in the setting of compensation of our other named executive officers. Since the IPO, Mr. Mardy and Mr. Griffith have not and are not expected to play any role in setting their own compensation or the compensation of our named executive officers.

Long-Term Incentive Plan; 2013 Compensation Decisions
In connection with our April 2012 IPO, we adopted the Tumi Holdings, Inc. 2012 Long-Term Incentive Plan, or the 2012 Plan, which allows us to compete for executive talent and align the interests of our named executive officers with those of our stockholders. In January 2013, our board of directors granted stock options to certain of our employees, including the named executive officers, as follows: Messrs. Griffith and Mardy were each granted stock options to purchase 55,006 shares, and Messrs. Hurwitz, Krantzler and Levy were each granted stock options to purchase 44,004 shares. Each such stock option granted has an exercise price of $20.45 per share and will vest annually in five equal installments on each of the first five anniversaries of the date of grant, subject to continued service and the other terms and conditions set forth in the stock option agreement governing the terms of the grant. Because a financial gain from these options is only possible if the price of our common stock has increased and because these options vest over a five-year period, these grants are intended to encourage our executives to take actions that will increase the value of the Company by aligning the interests of management and stockholders over an extended time frame. Our Chief Executive Officer made recommendations with respect to option grants under the 2012 Plan for each executive officer (other than himself) to the compensation committee. Our board of directors retained full discretion to set the grant amount. In determining the type and size of a grant to an executive officer, our board of directors, in consultation with the compensation committee, generally considered, among other things:

•	company and individual performance,
•	the executive officer’s current and expected future contributions to the Company,
•	effect of a potential award on total compensation and pay philosophy, and
•	internal pay equity relationships.
The following is a summary of the principal features of the 2012 Plan. This summary is qualified in its entirety by the provisions of the 2012 Plan itself.
Plan Administration. Our board designated the compensation committee to administer all aspects of the 2012 Plan. Our board has determined that the compensation committee is composed solely of non-employee directors, as defined under Rule 16b-3 of the Exchange Act and “outside directors,” within the meaning of Section 162(m) of the Code.
Under the 2012 Plan, the compensation committee has the authority to, among other things:

•	construe and interpret the 2012 Plan;
•	make rules and regulations relating to the administration of the 2012 Plan;
•	designate eligible persons to receive awards;
•	establish the terms and conditions of awards; and
•
determine whether the awards or any portion thereof will contain time-based restrictions and/or performance-based restrictions, and, with respect to performance-based awards, the criteria for achievement of performance goals, as set forth in more detail below.

Eligibility. The compensation committee generally designates those employees, consultants and non-employee directors eligible to participate in the 2012 Plan by granting awards authorized by the 2012 Plan.
Shares Authorized. Subject to adjustment in the event of a merger, recapitalization, stock split, reorganization or similar transaction, ten percent (10%) of the number of all outstanding shares of our common stock as of the 2012 Plan’s effective date (6,786,667 shares), or the Share Limit, are reserved for issuance in connection with awards granted under the 2012 Plan. Any unexercised, unconverted or undistributed portion of any award that is not paid in connection with the settlement of an award or is forfeited without the issuance of shares shall again be available for grant under the 2012 Plan. The maximum number of shares available for issuance under the 2012 Plan with respect to incentive stock options is the number of shares equal to thirty percent (30%) of the Share Limit.
Individual Share Limits. The number of shares subject to options and stock appreciation rights awarded to any one participant during any calendar year may not exceed two hundred thousand (200,000) shares. The number of shares subject to awards other than options and stock appreciation rights awarded to any one participant during any calendar year may not exceed one hundred fifty thousand (150,000) shares. The amount of compensation to be paid to any one participant during any calendar year with respect to all cash-based awards that are intended to constitute performance-based compensation for purposes of Section 162(m) of the Code is $7,500,000.
Maximum Term of Awards. Options and stock appreciation rights under the 2012 Plan shall have a maximum term of ten years.

Change in Control. The compensation committee will provide for the treatment of each award granted under the 2012 Plan upon a change in control in the applicable award agreement generally at the time of the grant.
Amendment and Termination. Our board may at any time terminate, suspend or discontinue the 2012 Plan. Our board may amend the 2012 Plan at any time, provided that any increase in the number of shares available for issuance under the plan must be approved by our stockholders. In addition, our board may not, without stockholder approval, extend the term of the 2012 Plan, materially expand the types of awards available under the 2012 Plan, add a category or categories of individuals who are eligible to participate in the 2012 Plan, limit any prohibition against re-pricing options or stock appreciation rights, or make any other changes that require approval by stockholders in order to comply with applicable laws or stock market rules. No amendment or termination of the 2012 Plan may adversely change a participant’s rights under an outstanding award without the participant’s prior written consent.
Types of awards under the 2012 Plan
The 2012 Plan provides for the grant of stock options (including nonqualified stock options and incentive stock options), restricted stock, restricted stock units, performance awards (which include, but are not limited to, cash bonuses), dividend equivalents, stock payment awards, stock appreciation rights, and other incentive awards.
Options. Options to purchase shares of common stock may be granted alone or in tandem with stock appreciation rights. A stock option may be granted in the form of a non-qualified stock option or an incentive stock option. No incentive stock options shall be granted to any person who is not one of our employees. The price at which a share may be purchased under an option (the exercise price) will be determined by the compensation committee, but may not be less than the fair market value of our common stock on the date the option is granted. Except in the case of an adjustment related to a corporate transaction, the exercise price of a stock option may not be decreased after the date of grant and no outstanding option may be surrendered as consideration for the grant of a new option with a lower exercise price without stockholder approval. The compensation committee may establish the term of each option, but no option shall be exercisable after 10 years from the grant date. The amount of incentive stock options that become exercisable for the first time in a particular year cannot exceed a value of $100,000 per participant, determined using the fair market value of the shares on the date of grant.
Stock Appreciation Rights. Stock appreciation rights, or SARs, may be granted either alone or in tandem with stock options. The exercise price of a SAR must be equal to or greater than the fair market value of our common stock on the date of grant. The compensation committee may establish the term of each SAR, but no SAR shall be exercisable after 10 years from the grant date.
Restricted Stock/Restricted Stock Units. Restricted stock and restricted stock units may be awarded to eligible participants, as determined by the compensation committee. The restrictions on such awards are determined by the compensation committee, and may include time-based, performance-based, and service-based restrictions. Restricted stock units may be settled in cash, shares of common stock or a combination thereof. Except as otherwise determined by the compensation committee, holders of restricted stock will have the right to receive dividends and will have voting rights during the restriction period.
Performance Awards. Performance awards may be issued to any eligible individual, as determined by the compensation committee. The value of performance awards may be linked to performance goals, or to other specific criteria determined by the compensation committee. Performance awards may be paid in cash, shares, or a combination of both, as determined by the compensation committee. Without limiting the generality of the foregoing, performance awards may be granted in the form of a cash bonus payable upon the attainment of objective performance goals or such other criteria as are established by the compensation committee.
Performance awards may be structured to satisfy the requirements for “performance-based compensation” under Section 162(m) of the Code. In order to qualify as “performance-based compensation,” the grant, payment or vesting schedule of the award must be contingent upon the achievement of pre-established performance goals over a performance period for us.
Performance Goals. The performance goals may be based upon one or more of the following performance goals established by the compensation committee (in each case, as determined in accordance with generally accepted accounting principles, if applicable): (i) net earnings (either before or after one or more of the following: (A) interest, (B) taxes, (C) depreciation, (D) amortization and (E) non-cash equity-based compensation expense); (ii) gross or net sales or revenue; (iii) net income (either before or after taxes); (iv) adjusted net income; (v) operating earnings or profit; (vi) cash flow (including, but not limited to, operating cash flow and free cash flow); (vii) return on assets; (viii) return on capital; (ix) return on stockholders’ equity; (x) total stockholder return; (xi) return on sales; (xii) gross or net profit or operating margin; (xiii) costs; (xiv) funds from operations; (xv) expenses; (xvi) working capital; (xvii) earnings per share; (xviii) adjusted earnings per Share; (xix) price per Share; (xx) implementation or completion of critical projects; (xxi) market share; (xxii) debt levels or reduction; (xxiii) customer retention; (xxiv) sales-related goals; (xxv) customer satisfaction and/or growth; (xxvi) research and development achievements; (xxvii) financing and other capital raising transactions; (xxviii) inventory; (xxix) inventory turns; (xxx) new store openings; (xxxi) new store performance; (xxxii) comparable store sales; and (xxxiii) capital expenditures.
Performance goals may be expressed in terms of our overall performance or the performance of an affiliate, a division or business unit, or one or more individuals. In addition, such performance goals may be based upon the attainment of specified levels of performance under one or more of the measures described above relative to the performance of other corporations. Further, the compensation committee may provide objectively determinable adjustments be made to one or more of the performance goals. Such adjustments may include: (i) items related to a change in accounting principle; (ii) items relating to financing activities; (iii) expenses for restructuring or productivity initiatives; (iv) other non-operating items; (v) items related to acquisitions; (vi) items attributable to the business operations of any entity acquired by us during the performance period; (vii) items related to the disposal or sale of a business or segment of a business; (viii) items related to discontinued operations that do not qualify as a segment of a business under applicable accounting standards; (ix) items attributable to any stock dividend, stock split, combination or exchange of stock occurring during the performance period; (x) any other items of significant income or expense which are determined to be appropriate adjustments; (xi) items relating to unusual or extraordinary corporate transactions, events or developments; (xii) items related to amortization of acquired intangible assets; (xiii) items that are outside the scope of our core, on-going business activities; (xiv) items related to acquired in-process research and development; (xv) items relating to changes in tax laws; (xvi) items relating to major licensing or partnership arrangements; (xvii) items relating to asset impairment charges; (xviii) items relating to gains or losses for litigation, arbitration and contractual settlements; or (xix) items relating to any other unusual or nonrecurring events or changes in applicable laws, accounting principles or business conditions.
To the extent permitted under Section 162(m) of the Code (including, without limitation, compliance with any requirements for stockholder approval), the compensation committee may adjust, modify or amend the aforementioned performance criteria.
Dividend Equivalents. Dividend equivalents may be granted either alone or in tandem with other awards, as determined by the compensation committee. Dividend equivalent awards are based on the dividends that are declared on the common stock, to be credited as of the dividend payment dates during the period between the date that the dividend equivalent awards are granted and such dates that the dividend equivalent awards terminate or expire. If dividend equivalents are granted with respect to shares covered by another award, the dividend equivalent may be paid out at the time and to the extent that vesting conditions of the award shares are satisfied. Dividend equivalent awards can be converted to cash or shares by a formula determined by the compensation committee. Unless otherwise determined by the compensation committee, dividend equivalents are not payable with respect to stock options or stock appreciation rights.
Stock Payment Awards. Stock payments may be issued to eligible participants, as determined by the compensation committee. The number of shares of any stock payment may be based upon performance goals or any other specific criteria.
Other Incentive Awards. Other incentive awards may be issued to eligible participants, as determined by the compensation committee. Such other incentive awards may cover shares or the right to purchase shares or have a value derived from the value of, or an exercise or conversion privilege at a price related to, or otherwise payable in or based on shares, stockholder value, or stockholder return. Other incentive awards may be linked to any one or more of the performance criteria or other specific performance criteria determined appropriate by the compensation committee and may be paid in cash or shares.
Certain Federal Income Tax Consequences
The following discussion addresses only the general federal income tax consequences relating to participation under the 2012 Plan. It does not purport to be a complete description of all applicable rules, and those rules (including those summarized here) are subject to change. Further, the summary below does not address the impact of state and local taxes, or the federal alternative minimum tax and is not intended as tax advice to participants under the 2012 Plan.
Non-Qualified Stock Options. A participant who has been granted a non-qualified stock option will not realize taxable income at the time of grant, and we will not be entitled to a tax deduction at that time. In general, when the option is exercised, the participant will realize ordinary income in an amount equal to the excess of the fair market value of the acquired shares over the exercise price for those shares, and we will be entitled to a corresponding tax deduction. Any gains or losses realized by the participant upon disposition of the shares will be treated as capital gains or losses, and the participant’s basis in such shares will be equal to the fair market value of the shares at the time of exercise.

Incentive Stock Options. A participant who has been granted an incentive stock option will not realize taxable income at the time of grant, and we will not be entitled to a tax deduction at that time. The exercise of an incentive stock option will not result in taxable income to the participant provided that the participant was, without a break in service, an employee of us or a subsidiary during the period beginning on the date of the grant of the option and ending on the date three months prior to the date of exercise (one year prior to the date of exercise if the participant is disabled). The excess of the fair market value of the shares at the time of the exercise of an incentive stock option over the exercise price is included in calculating the participant’s alternative minimum taxable income for the tax year in which the incentive stock option is exercised unless the participant disposes of the shares in the year of exercise. If the participant does not sell or otherwise dispose of the shares within two years from the date of the grant of the incentive stock option or within one year after the transfer of such shares to the participant, then, upon disposition of such shares, any amount realized in excess of the exercise price will be taxed to the participant as capital gain and we will not be entitled to a corresponding tax deduction. The participant will generally recognize a capital loss to the extent that the amount realized is less than the exercise price. If the foregoing holding period requirements are not met, the participant will generally realize ordinary income at the time of the disposition of the shares in an amount equal to the lesser of (i) the excess of the fair market value of the shares on the date of exercise over the exercise price or (ii) the excess, if any, of the amount realized upon disposition of the shares over the exercise price, and we will be entitled to a corresponding tax deduction. Any amount realized in excess of the value of the shares on the date of exercise will be capital gain. If the amount realized is less than the exercise price, the participant will not recognize ordinary income, and the participant will generally recognize a capital loss equal to the excess of the exercise price over the amount realized upon the disposition of the shares.
Stock Appreciation Rights. A participant who has been granted a SAR will not realize taxable income at the time of the grant, and we will not be entitled to a tax deduction at that time. Upon the exercise of a SAR, the amount of cash or the fair market value of any shares received will be taxable to the participant as ordinary income and we will be entitled to a corresponding tax deduction. Any gains or losses realized by the participant upon disposition of any such shares will be treated as capital gains or losses, and the participant’s basis in such shares will be equal to the fair market value of the shares at the time of exercise.
Restricted Stock Units. A participant who has been granted a restricted stock unit award will not realize taxable income at the time of grant and we will not be entitled to a tax deduction at that time. The participant will generally have compensation income at the time of settlement equal to the amount of cash received and the then fair market value of the distributed shares, and will have a tax basis in the shares equal to the amount of compensation income recognized. We will then be entitled to a corresponding tax deduction.
Restricted Stock. In general, a participant who has been granted a restricted stock award will not realize taxable income at the time of grant and we will not be entitled to a tax deduction at that time, assuming that the shares are not transferable and that the restrictions create a “substantial risk of forfeiture” for federal income tax purposes. Upon the vesting of the shares subject to an award, the participant will realize ordinary income in an amount equal to the then fair market value of the shares, and we will be entitled to a corresponding tax deduction. Any gains or losses realized by the participant upon disposition of such shares will be treated as capital gains or losses, and the participant’s basis in such shares will be equal to the fair market value of the shares at the time of vesting. A participant may elect pursuant to Section 83(b) of the Code to have income recognized at the date of grant of a restricted stock award and to have the applicable capital gain holding period commence as of that date. If a participant makes this election, we will be entitled to a corresponding tax deduction in the year of grant. If the participant does not make an election pursuant to Section 83(b), dividends paid to the participant during the restriction period will be treated as compensation income to the participant and we will be entitled to a corresponding tax deduction.
Performance Awards; Dividend Equivalent Awards; Stock Payment Awards; Other Incentive Awards. With respect to these types of awards, a participant generally will not recognize taxable income until the cash or shares of common stock are delivered to the participant upon satisfaction of the conditions of the award, and we generally will become entitled to a deduction at such time equal to the amount of income recognized by the participant. The amount of ordinary income recognized by the participant will generally be equal to the amount of the cash or the fair market value of the shares received.
Tax Considerations
Section 162(m) of the Code generally disallows a federal income tax deduction to public corporations for compensation greater than $1 million paid for any fiscal year to the corporation’s five named executive officers. Prior to our IPO in April 2012, our board of directors did not take the deductibility limit imposed by Section 162(m) into consideration in setting compensation. Our compensation committee has adopted a policy that states, where reasonably practicable, the compensation committee will seek to have the variable compensation paid to our named executive officers qualify for an exemption from the deductibility limitations of Section 162(m). The compensation committee may, however, in its judgment, authorize compensation payments that do not consider the deductibility limit imposed by Section 162(m) when it believes, in its judgment, that such payments are appropriate to attract and retain executive talent. In addition, transition provisions under

Section 162(m) may apply for a period of three years following the consummation of our IPO in April 2012 to certain compensation arrangements that were entered into by a company before it was publicly held, including the bonus agreement with Mr. Griffith, discussed above. See “—Bonus Agreement with Mr. Griffith.”
Report of the Compensation Committee
The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.
The compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
The Compensation Committee
Richard P. Hanson (Chairperson)
Joseph R. Gromek
Thomas H. Johnson

Summary Compensation Table
The following table sets forth the cash and other compensation that we paid to our named executive officers, or that was otherwise earned by our named executive officers, for their services in all capacities during fiscal 2012, 2011 and 2010.

2012 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Jerome Griffith Chief Executive Officer, President and Director	2012 2011 2010	832,300 812,000 773,000	- - -	- - -	- - -	5,961,693(3) 450,000 425,000	- - -	22,000 21,872 21,872	6,815,993 1,283,872 1,219,872
Michael J. Mardy Chief Financial Officer, Executive Vice President and Director	2012 2011 2010	430,000 420,000 400,000	- - -	- - -	- - -	240,000 240,000 200,000	- - -	19,936 16,808 16,808	689,936 676,808 616,808
Steven M. Hurwitz Senior Vice President—Product Development, Manufacturing and Sourcing	2012 2011 2010	414,000 408,000 388,000	- - -	- - -	- - -	165,000 165,000 150,000	- - -	19,301 19,173 19,173	598,301 592,173 557,173
Alan M. Krantzler Senior Vice President—Brand Management	2012 2011 2010	392,500 385,000 350,000	- - -	- - -	- - -	165,000 165,000 140,000	- - -	19,321 16,193 16,193	576,821 566,193 506,193
Adam Levy (4)	2012	375,000	-	-	-	165,000	-	19,237	559,237
 _________

(1)	Represents the amount paid under our performance-based annual cash bonus program. See “—Determining the Amount of Each Component of Compensation—Performance-based cash bonus” above for more details.

(2)
All other compensation consisted of: (a) a car allowance for the following individuals in the following amounts: Mr. Griffith—$12,000, Mr. Mardy—$9,000, Mr. Hurwitz—$9,000, Mr. Krantzler—$9,000 and Mr. Levy—$9,000; (b) life insurance premiums paid on behalf of the following individuals in the following amounts: Mr. Griffith—$0, Mr. Mardy—$936, Mr. Hurwitz—$301, Mr. Krantzler—$321 and Mr. Levy—$237; (c) 401(k) match contributions for the following individuals in the following amounts: Mr. Griffith—$10,000, Mr. Mardy—$10,000, Mr. Hurwitz—$10,000, Mr. Krantzler—$10,000 and Mr. Levy—$10,000.

(3)
The components of Mr. Griffith’s incentive bonus in respect of 2012 include $450,000 paid under our performance-based annual cash bonus program and $5,511,693 in connection with the successful completion of our IPO in April 2012. See “—Determining the Amount of Each Component of Compensation—Performance-based cash bonus”, and “—Bonus Agreement with Mr. Griffith,” above for more details.

(4)	Mr. Levy has served as our President, Retail, since July 1, 2012.

2012 Grants of Plan-Based Awards
The following table sets forth information regarding grants of plan-based awards in fiscal 2012.

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Jerome Griffith		325,000	450,000	525,000	—	—	—	—	—	—	—
Michael J. Mardy		170,000	240,000	280,000	—	—	—	—	—	—	—
Steven M. Hurwitz		120,000	165,000	190,000	—	—	—	—	—	—	—
Alan M. Krantzler		120,000	165,000	190,000	—	—	—	—	—	—	—
Adam Levy		120,000	165,000	190,000	—	—	—	—	—	—	—
 _________

(1)
Awards made under the Company’s performance-based cash bonus program. Actual amounts earned under the program are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Employment Arrangements with Named Executive Officers
Jerome Griffith
We entered into an employment agreement with Mr. Griffith on December 22, 2008. The agreement provides, among other things, for Mr. Griffith to serve as President and Chief Executive Officer of the Company for a term that will end with his separation from the Company. Pursuant to the agreement, Mr. Griffith received in fiscal 2012 an annual base salary of $832,300 and is eligible to earn an annual target incentive bonus of between 40% and 50% (with the potential to increase up to 100%) of his base salary, which bonus will be determined in the discretion of our board of directors based on Mr. Griffith’s performance and our achievement of budgetary and other objectives set by our board of directors. During his employment, Mr. Griffith is also entitled to the employee benefits approved by our board of directors and made available to our senior management generally.
The terms of the employment agreement relating to the termination of Mr. Griffith’s employment are discussed below, under “—Potential Payments upon Termination or Change in Control.”
Michael J. Mardy
We entered into an employment agreement with Mr. Mardy on November 17, 2004. Pursuant to the agreement, Mr. Mardy serves as our Chief Financial Officer and Executive Vice President for a term that will end with his separation from the Company. Pursuant to the agreement, Mr. Mardy received in fiscal 2012 an annual base salary of $430,000 and is eligible to earn an annual target incentive bonus of up to 40% of his base salary, which bonus will be determined in the discretion of our board of directors based on Mr. Mardy’s performance and our achievement of budgetary and other objectives set by our board of directors. During his employment, Mr. Mardy is also entitled to the employee benefits approved by our board of directors and made available to our senior management generally.
The terms of the employment agreement relating to the termination of Mr. Mardy’s employment are discussed below, under “—Potential Payments upon Termination or Change in Control.”
Steven M. Hurwitz
We entered into an employment agreement with Mr. Hurwitz on May 18, 2006. The agreement provides, among other things, for Mr. Hurwitz to serve as our Senior Vice President—Product Development, Manufacturing and Sourcing for a term that will end with his separation from the Company. Pursuant to the agreement, Mr. Hurwitz received in fiscal 2012 an annual base salary of $414,000 and is eligible to earn an annual target incentive bonus of up to 40% of his base salary, which bonus will be determined in the discretion of our board of directors based on Mr. Hurwitz’ performance and our achievement of budgetary and other objectives set by our board of directors. During his employment, Mr. Hurwitz is also entitled to the employee benefits approved by our board of directors and made available to our senior management generally.
The terms of the employment agreement relating to the termination of Mr. Hurwitz’ employment are discussed below, under the heading “—Potential Payments upon Termination or Change in Control.”
Alan M. Krantzler
We entered into an employment agreement with Mr. Krantzler on November 17, 2004. Pursuant to the agreement, Mr. Krantzler serves as our Senior Vice President—Brand Management for a term that will end with his separation from the Company. Pursuant to the agreement, Mr. Krantzler received in fiscal 2012 an annual base salary of $392,500 and is eligible to earn an annual target incentive bonus of up to 40% of his base salary, which bonus will be determined in the discretion of our board of directors based on Mr. Krantzler’s performance and our achievement of budgetary and other objectives set by our board of directors. During his employment, Mr. Krantzler is also entitled to the employee benefits approved by our board of directors and made available to our senior management generally.
The terms of the employment agreement relating to the termination of Mr. Krantzler’s employment are discussed below, under “—Potential Payments upon Termination or Change in Control.”
Adam Levy
Mr. Levy was provided with an offer letter in connection with his commencement of employment with the Company on October 17, 2011. Pursuant to the offer letter, Mr. Levy was hired to serve as Executive Vice President, Retail, with an annual base salary of $350,000. On July 1, 2012, Mr. Levy was promoted to the position of President, Retail, and his annual base salary was increased to $400,000. Pursuant to the offer letter, Mr. Levy is eligible to earn an annual target incentive bonus of up to 40% of his base salary, which bonus will be determined in the discretion of our board of directors based on Mr. Levy’s performance and our achievement of budgetary and other objectives set by our board of directors. During his employment, Mr. Levy is also entitled to the employee benefits approved by our board of directors and made available to our senior management generally.
The terms of Mr. Levy’s offer relating to the termination of Mr. Levy’s employment are discussed below, under “—Potential Payments upon Termination or Change in Control.”
Outstanding Equity Awards at 2012 Year-End
There were no outstanding equity awards held by any of the named executive officers as of December 31, 2012.
2012 Option Exercises and Stock Vested
There were no stock options exercised nor stock awards that became vested during fiscal 2012.
2012 Pension Benefits
Aside from our 401(k) plan, we do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.
2012 Nonqualified Deferred Compensation
We do not maintain any nonqualified deferred compensation plan or arrangements under which our named executive officers are entitled to participate.

Potential Payments upon Termination or Change in Control
The following table summarizes the potential payments and benefits payable to our named executive officers if we terminate their employment without “Cause,” as described in more detail below. The table reflects estimated amounts assuming that termination, as applicable, occurred on December 31, 2012. The actual amounts that would be paid upon a named executive officer’s termination of employment can be determined only at the time of such event. Except with respect to Mr. Griffith as described below, our named executive officers are not specifically entitled to any payments upon a change of control.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
Name	Termination without cause severance ($)(1)	Continued benefits ($)(2)	Total ($)
Jerome Griffith	$852,600	$19,555	$872,155
Michael J. Mardy	440,000	12,979	452,979
Steven M. Hurwitz	420,000	19,729	439,729
Alan M. Krantzler	400,000	11,544	411,544
Adam Levy	200,000	—	200,000
 _________

(1)
No cash severance would be payable to any of the named executive officers in the event of the executive’s retirement. With respect to Mr. Griffith, (a) the amount of cash severance reported would also apply in the event of a termination of employment by the executive for “Good Reason,” and (b) the aggregate cash severance payments would increase to $1,278,900, representing 18 months’ base salary, if the termination without “Cause” or for “Good Reason” as of December 31, 2012 had occurred within two years following a “Change in Control” (as defined in the Amended and Restated Subscription and Stockholders Agreement).

(2)
The amounts reported are merely estimates based on approximate benefit costs for fiscal 2012 and represent the approximate cost of 12 monthly payments in an amount equal to the applicable COBRA premium cost for the level of coverage each executive had as an active employee.

The employment agreements we have entered into with our named executive officers provide for certain payments to be made in connection with a termination of employment. Below is a description of these provisions.
Mr. Griffith
Mr. Griffith’s employment agreement provides for severance benefits payable in the event of his termination under certain circumstances, subject to the execution of a general release of claims. If Mr. Griffith’s employment is terminated without “Cause,” or if he resigns for “Good Reason” (in either case as defined in his employment agreement), Mr. Griffith will be paid severance in an amount equal to his annual base salary for 12 months following the termination date and will be eligible to receive, for 12 months, a monthly amount equal to the applicable COBRA premium cost for the level of coverage he had as an active employee. Notwithstanding the foregoing, in the event that we terminate Mr. Griffith’s employment without “Cause” or if he resigns for “Good Reason” within two years following a Change of Control (as defined in the Amended and Restated Subscription and Stockholders Agreement), we will continue to pay to Mr. Griffith the severance amount for eighteen months following the termination date rather than twelve months. In addition, Mr. Griffith will be entitled to receive amounts accrued under the employment agreement, including any accrued but unpaid base salary and accrued but unused vacation. Mr. Griffith’s employment agreement also provides Mr. Griffith with an additional payment (referred to as a “gross-up” payment) intended to reimburse him for the excise tax payable should any payments made to him in the event of a change in control be subject to the excise tax imposed on “excess parachute payments” under section 4999 of the Code, and to reimburse him for the income, excise and employment taxes on the reimbursement payment. If, however, a reduction in the total payments to Mr. Griffith equal to up to 10% of a safe harbor amount defined under Section 280G of the Code would prevent the imposition of the excise tax, then his total payments will be reduced and no gross-up payment will be made.
The employment agreement further provides that, subject to certain exceptions, during his employment and a period of 12 months following termination or separation, Mr. Griffith will not (i) compete with us or our affiliates, (ii) solicit any of our employees or consultants, (iii) solicit any of our customers or suppliers or (iv) acquire or attempt to acquire an interest in any business relating to our business with which we have entertained discussions relating to the acquisition of such business by us in the two years immediately preceding his termination or separation. See also “—Bonus Agreement with Mr. Griffith” above.

Mr. Mardy
Mr. Mardy’s employment agreement provides for severance benefits payable in the event of his termination under certain circumstances, subject to the execution of a general release of claims. If Mr. Mardy’s employment is terminated without “Cause” (as defined in his employment agreement), Mr. Mardy will be paid severance in an amount equal to his annual base salary for 12 months following the termination date and be eligible to receive, for 12 months, a monthly amount equal to the applicable COBRA premium cost for the level of coverage he had as an active employee. In addition, Mr. Mardy will be entitled to receive any accrued but unpaid base salary in the event of a termination for any reason.
The employment agreement further provides that, subject to certain exceptions, during his employment, and a period of 12 months following termination or separation, Mr. Mardy will not (i) compete with us or our affiliates, (ii) solicit any of our employees or consultants, (iii) hire any person who was our employee within 180 days of such hire, (iv) solicit any of our customers or suppliers or (v) acquire or attempt to acquire an interest in any business relating to our business with which we have entertained discussions relating to the acquisition of such business by us in the two years immediately preceding his termination or separation.
Mr. Hurwitz
Mr. Hurwitz’s employment agreement provides for severance benefits payable in the event of his termination under certain circumstances, subject to the execution of a general release of claims. If Mr. Hurwitz’s employment is terminated without “Cause” (as defined in his employment agreement), Mr. Hurwitz will be paid severance in an amount equal to his annual base salary for 12 months following the termination date and be eligible to receive, for 12 months, a monthly amount equal to the applicable COBRA premium cost for the level of coverage he had as an active employee. In addition, Mr. Hurwitz, will be entitled to receive any accrued but unpaid base salary in the event of a termination for any reason.
The employment agreement further provides that, subject to certain exceptions, during his employment, and a period of 12 months following termination or separation, Mr. Hurwitz will not (i) compete with us or our affiliates, (ii) solicit any of our employees or consultants, (iii) hire any person who was our employee within 180 days of such hire, (iv) solicit any of our customers or suppliers or (v) acquire or attempt to acquire an interest in any business relating to our business with which we have entertained discussions relating to the acquisition of such business by us in the two years immediately preceding his termination or separation.
Mr. Krantzler
Mr. Krantzler’s employment agreement provides for severance benefits payable in the event of his termination under certain circumstances, subject to the execution of a general release of claims. If Mr. Krantzler’s employment is terminated without “Cause” (as defined in his employment agreement), Mr. Krantzler will be paid severance in an amount equal to, following the termination date, his annual base salary for the lesser of (i) 12 months or (ii) the sum of three months, plus one month for every full calendar year of his employment (such lesser amount, the “severance period”). Mr. Krantzler will also be eligible to receive, during the severance period, a monthly amount equal to the applicable COBRA premium cost for the level of coverage he had as an active employee. In addition, Mr. Krantzler, will be entitled to receive any accrued but unpaid base salary in the event of a termination for any reason.
The employment agreement further provides that, during his employment and a period of 12 months (or a potentially shorter period in the case of a termination without “Cause”) following termination or separation, Mr. Krantzler will not compete with us or our affiliates. Further, Mr. Krantzler, for a period of 12 months following his termination or separation, will not (i) solicit any of our employees or consultants, (ii) hire any person who was our employee within 180 days of such hire, (iii) solicit any of our customers or suppliers or (iv) acquire or attempt to acquire an interest in any business relating to our business with which we have entertained discussions relating to the acquisition of such business by us in the two years immediately preceding his termination or separation.
Mr. Levy
Mr. Levy’s offer letter provides for severance benefits payable in the event of his termination under certain circumstances, subject to the execution of a general release of claims. If Mr. Levy’s employment is terminated without “Cause” (as defined in his offer letter), Mr. Levy will be paid (consistent with past payroll practices) severance in an amount equal to six-months’ base salary (the “severance period”). Mr. Levy will also be eligible to receive, during the severance period, a monthly amount equal to the applicable COBRA premium cost for the level of coverage he had as an active employee. In addition, Mr. Levy will be entitled to receive any accrued but unpaid base salary in the event of a termination for any reason.

Director Compensation
We did not pay our directors any cash compensation for their service on our board of directors in fiscal 2011. In 2011, our directors were not reimbursed for travel and other expenses incurred in connection with attending meetings of the board of directors.
As of the completion of our IPO in April 2012, we paid an annual fee to each non-employee and non-affiliated director (at the time of the IPO, Messrs. Gromek and Johnson) in quarterly installments of $10,000. We do not currently pay any additional fees for committee memberships or chairmanships. All non-employee and non-affiliated members of the board of directors are reimbursed for reasonable costs and expenses incurred in attending meetings of our board of directors. The non-employee and non-affiliated directors are eligible to receive awards under the 2012 Plan as described under “—Long-Term Incentive Plan; 2013 Compensation Decisions.”
In connection with the IPO, we made a one-time grant to each of Messrs. Gromek and Johnson of stock options under the 2012 Plan to purchase 6,233 shares with an exercise price of $18.00 per share. These stock options will vest annually in three equal installments on each anniversary of our IPO, commencing on April 18, 2013, provided the director is still serving as of the applicable vesting date and subject to the other terms and conditions set forth in the stock option agreements governing the terms of the grants. Mr. Hanson was not granted any stock options in connection with the IPO nor is he receiving any fees for serving as director. In connection with her appointment as a director, on January 25, 2013, Ms. Bennett received a grant of stock options under the 2012 Plan to purchase 4,850 shares with an exercise price of $23.20 per share (the closing price of the common stock on that date). These stock options will vest annually in three equal installments on each of the first three anniversaries of the date of grant, subject to Ms. Bennett’s continued service and the other terms and conditions set forth in the stock option agreement governing the terms of the grant.

2012 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard P. Hanson	—	—	—	—	—	—	—
Joseph R. Gromek	30,000	—	50,000	—	—	—	80,000
Thomas H. Johnson	30,000	—	50,000	—	—	—	80,000
Claire Bennett (2)	—	—	—	—	—	—	—

(1) Amounts reflect the grant date fair value of the stock options awarded in 2012 computed in accordance with FASB ASC Topic 718. For a summary of the assumptions made in the valuations of the stock option grants, see Note 19, “Stock Compensation Plans and Awards,” of the condensed consolidated financial statements filed with our Registration Statement filed on Form S-1 as of October 16, 2012, regarding assumptions underlying valuation of equity awards. As of December 31, 2012, the aggregate number of outstanding option awards held by each director was: 6,233 for Mr. Gromek and 6,233 for Mr. Johnson.
(2) Ms. Bennett was appointed as a director on our Board in January of 2013 and received no compensation from us in 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,466	$18.00	6,774,201
Equity compensation plans not approved by security holders	—	$—	—
Total	12,466	$18.00	6,774,201
(1) Includes the number of shares remaining available for future awards under our 2012 Plan.
Securities Ownership of Management and Certain Beneficial Owners
The following table sets forth certain information regarding beneficial ownership of our common stock as of March 21, 2013 for:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;
•	each named executive officer;
•	each of our directors; and
•	all of our executive officers and directors as a group
Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Tumi Holdings, Inc., 1001 Durham Avenue, South Plainfield, New Jersey 07080. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own. We have based our calculation of the percentage of beneficial ownership on 67,866,667 shares of common stock outstanding.

Name of beneficial owner	Shares beneficially owned as of March 21, 2013
	Number	%
Executive Officers and Directors:
Jerome Griffith(1)	1,786,005	2.6%
Michael J. Mardy	942,695	1.4%
Alan M. Krantzler	43,061	*
Steven M. Hurwitz	47,270	*
Adam Levy	—	—
Richard P. Hanson(2)(3)(4)(5)	28,644,014	42.2%
Joseph R. Gromek(6)	18,233	*
Thomas H. Johnson(6)	6,233	*
Claire Bennett	—	—
All directors and executive officers as a group (11 persons)(3)(4)(5)	31,638,290	46.6%
Greater than 5% Stockholders:
Funds affiliated with Doughty Hanson:
Doughty Hanson & Co IV Limited Partnership Number One(3)	6,131,982	9.0%
Doughty Hanson & Co IV Limited Partnership Number Two(3)	6,612,117	9.7%
Doughty Hanson & Co IV Limited Partnership Number Four(3)	5,709,741	8.4%
Officers Nominees Limited(4)	5,846,062	8.6%
T. Rowe Price Associates, Inc.(7)	5,642,800	8.3%
 ________________________________________________

*	Represents less than 1% of outstanding common stock.

(1)
Consists of 1,336,005 shares held by Jerome Griffith in his individual capacity and 450,000 shares held by Griffith Investment Management Company, LLC (the “LLC”). The membership units in the LLC are held by four trusts, for which Mr. Griffith disclaims beneficial ownership of the securities held by the LLC except to the extent of his pecuniary interest therein.

(2)	Comprised of shares held by Officers Nominees Limited, DHC 1, DHC 2, DHC 3, DHC 4 and the Co-Investors. See notes 3, 4 and 5 below.

(3)
Consists of shares held by Doughty Hanson & Co IV Nominees One Limited (“DHC 1”), Doughty Hanson & Co IV Nominees Two Limited (“DHC 2”), Doughty Hanson & Co IV Nominees Three Limited (“DHC 3”) and Doughty Hanson & Co IV Nominees Four Limited (“DHC 4”), as applicable, as bare nominee for Doughty Hanson & Co IV Limited Partnership Number One, Doughty Hanson & Co IV Limited Partnership Number Two, Doughty Hanson & Co IV Limited Partnership Number Three and Doughty Hanson & Co IV Limited Partnership Number Four, each of which is an English law limited partnership of which the common general partner is Doughty Hanson & Co IV Limited, which has voting and investment power with respect to the shares held by each such bare nominee. Doughty Hanson & Co IV Limited is wholly owned by DHC Limited which is controlled by Richard P. Hanson and the estate of Nigel E. Doughty, and as such Mr. Hanson and the estate of Mr. Doughty may be deemed to share voting and investment power with respect to the reported shares. Mr. Hanson and the estate of Mr. Doughty disclaim beneficial ownership of the reported shares, except to the extent of their pecuniary interest therein. The address of each of the entities and persons identified in this note is c/o DHC Limited, 45 Pall Mall, London SW1Y 5JG, United Kingdom.

(4)
Officers Nominees Limited is a company incorporated in England and Wales and is the co-investment vehicle for employees of Doughty Hanson & Co. Richard P. Hanson, Richard N. Lund, Stephen C. Marquardt and Graeme D. Stening serve on the board of directors of Officers Nominees Limited, and as such may be deemed to share voting and investment power with respect to the reported shares. Each of the foregoing reporting persons disclaim beneficial ownership of the reported shares, except to the extent of their pecuniary interest therein. The address of Officers Nominees Limited and each of the persons identified in this note is c/o Officers Nominees Limited, 45 Pall Mall, London SW1Y 5JG, United Kingdom.

(5)
Doughty Hanson & Co Managers Limited may be deemed to have voting and investment power with respect to the reported shares held by Stockwell Fund, L.P., HVB Capital Partners AG and Brederode International s.à.r.l. (collectively, the “Co-Investors”) by virtue of co-investment arrangements with each of the entities comprising the Co-Investors. Doughty Hanson & Co Managers Limited is indirectly wholly owned by DHC Limited which is controlled by Richard P. Hanson and the estate of Nigel E. Doughty, and as such Mr. Hanson and the estate of Mr. Doughty may be deemed to share voting and investment power with respect to the reported shares. Mr. Hanson and the estate of Mr. Doughty disclaim beneficial ownership of the reported shares, except to the extent of their pecuniary interest therein. The address of each of the entities and persons identified in this note is c/o DHC Limited, 45 Pall Mall, London SW1Y 5JG, United Kingdom.

(6)	Includes options exercisable within 60 days to purchase 6,233 shares of common stock.

(7)
These securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. (Price Associates) serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For the purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
In addition to the director and executive officer compensation arrangements discussed in Item 11., “Executive Compensation,” the following is a description of transactions since January 1, 2012, to which we have been a party and in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, director nominees, executive officers, beneficial owners of more than 5% of our capital stock, or their immediate family members or entities affiliated with them, had or will have a direct or indirect material interest.
Subscription and Stockholders Agreement
In connection with our acquisition by Doughty Hanson in 2004, we entered into an amended and restated subscription and stockholders agreement with Doughty Hanson and certain other investors, stockholders and executive officers. This agreement provided for rights with respect to election of directors, participation rights, pre-emption rights, restrictions on transfer of shares, tag along rights and other actions requiring the approval of stockholders. The subscription and stockholders agreement terminated automatically upon consummation of our April 2012 IPO in accordance with its terms. In accordance with the subscription and stockholders agreement, our stockholders had the right to sell a pro rata portion of their shares in our April 2012 IPO. The non-selling stockholders elected not to sell their shares in this offering.

Registration Rights Agreement
In connection with our April 2012 IPO, we entered into an amended and restated registration rights agreement with Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited, Officers Nominees Limited, Stockwell Fund, L.P., Brederode International s.à.r.l., HVB Capital Partners AG and certain former stockholders and Jerome Griffith. Jerome Griffith is a party to the agreement only with respect to the piggyback registration rights described below. Pursuant to this registration rights agreement, subject to certain exceptions, holders of a majority of the then registrable common stock collectively have the right to require us to register for public sale under the Securities Act all shares of common stock that it requests be registered at any time after the applicable lock-up agreements relating to this offering expire. The registration rights agreement limits the requests for registrations pursuant to a fully marketed underwritten offering to three requests per 365-day period, provided that such request covers at least that number of shares with an anticipated gross offering price of $25.0 million. In addition, whenever we propose to file a registration statement under the Securities Act (other than a registration on Form S-4 or Form S-8), we are required to give notice of such registration to all parties to the registration rights agreement that hold registrable securities. Such notified persons have piggyback registration rights providing them the right to have us include their shares of common stock in any such registration, subject to the provisions of the registration rights agreement. All expenses of such registrations (including both demand and piggyback registrations), other than underwriting discounts and commissions incurred in connection with registrations, filings or qualifications, will be paid by us.
Director Nomination Agreement
In connection with our April 2012 IPO, we entered into a director nomination agreement with Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited and Officers Nominees Limited or, together with their permitted transferees, the Doughty Hanson Funds, that provides for the right of the Doughty Hanson Funds to nominate individuals to our board of directors. So long as Doughty Hanson owns 10% or more of our outstanding common stock, the Doughty Hanson Funds will have the right (but not have the obligation) to nominate two individuals to our board of directors, and so long as Doughty Hanson owns 3% or more but less than 10% of our outstanding common stock, the Doughty Hanson Funds have the right (but not have the obligation) to nominate one individual to our board of directors. Subject to limited exceptions, we will include these nominees in the slate of nominees recommended to our stockholders for election as directors. In the event the Doughty Hanson Funds have nominated less than the total number of designees that the Doughty Hanson Funds are entitled to nominate pursuant to the director nomination agreement, then the Doughty Hanson Funds have the right, at any time, to nominate such additional designee(s) to which it is entitled, in which case, the members of our board of directors will take all necessary corporate action to increase the size of our board as required to enable the Doughty Hanson Funds to so nominate such additional designees and designate such additional designees nominated by the Doughty Hanson Funds to fill such newly created vacancies. As of April 24, 2012, the Doughty Hanson Funds owned 58.8% of our outstanding common stock. The Doughty Hanson Funds notified us on April 24, 2012 that they nominated Richard P. Hanson as a Doughty Hanson Nominee under the Nomination Agreement.
Reorganization
In connection with our April 2012 IPO, we effected the Reorganization whereby we, among other things, repurchased preferred stock and common stock held by Doughty Hanson. Prior to the IPO, we had Series A preferred stock and common stock outstanding. At that time, we had a subsidiary, Tumi II, LLC, or the LLC, whose equity capitalization consisted of common interests and preferred interests. We owned all of the LLC’s common interests and Doughty Hanson owned all of the LLC’s preferred interests. In connection with the closing of our IPO, we effected the following transactions:

•
the LLC’s preferred interests were exchanged for an economically equivalent new class of Tumi Holdings, Inc.’s preferred stock and immediately thereafter the LLC merged with and into Tumi Holdings, Inc. with Tumi Holdings, Inc. continuing as the surviving corporation;

•	in the merger, the LLC’s common interests were cancelled; and
•
following the merger, we used the net proceeds from the sale of shares by us in our IPO to repurchase all of the new class of our preferred stock and our Series A preferred stock at their respective liquidation preference (plus any accrued and unpaid dividends); and 277,778 shares of our common stock at $18.00, the initial public offering price per share, net of underwriting discounts and commissions, held by the former LLC’s preferred interests holders and the Series A preferred stockholders, which consisted only of Doughty Hanson.

Of the net proceeds from the IPO, we used approximately $157.7 million to repurchase all of the outstanding shares of our Series A preferred stock; approximately $101.7 million to repurchase all of the new class of our preferred stock issued in connection with the merger of the LLC with and into Tumi Holdings, Inc. and approximately $4.7 million to repurchase shares of our common stock held by the LLC’s preferred interests holders and Series A preferred stockholders, which consisted only of Doughty Hanson. Doughty Hanson held all of our then-outstanding Series A preferred stock, the new class of our preferred stock issued in connection with the merger of the LLC with and into Tumi Holdings, Inc. and all of the common stock repurchased by us.

Bonus Agreement
Pursuant to an amended and restated letter agreement dated July 8, 2009, Jerome Griffith, our Chief Executive Officer, President and Director, received a special incentive bonus in connection with our April 2012 IPO. For more information, see Item 11., “Executive Compensation—Bonus Agreement with Mr. Griffith.”
Policy Concerning Related Party Transactions
In connection with our April 2012 IPO, our board of directors adopted a written policy governing the approval of related party transactions that complies with all applicable requirements of the SEC and the NYSE concerning related party transactions. Such policy provides for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our directors, director nominees, executive officers or beneficial holders of more than 5% of our common stock (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest. This policy was not in effect when we entered into the related person transactions described above.
If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to the chairperson of our audit committee. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the audit committee. In approving or rejecting such proposed transactions, the audit committee is required to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including the material terms of the transactions, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence. Our audit committee approves only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion. In the event that any member of our audit committee is not a disinterested person with respect to the related person transaction under review, that member will be excluded from the review and approval or rejection of such related person transaction and another director may be designated to join the committee for purposes of such review. Whenever practicable, the reporting, review and approval will occur prior to entering into the transaction. If advance review and approval is not practicable, the audit committee will review and may, in its discretion, ratify the related person transaction.
A copy of our related party transaction policy is available on our website at www.tumi.com. Information on, or accessible through, our website is not part of this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Grant Thornton LLP
The following table sets forth the aggregate fees charged by Grant Thornton LLP for audit services rendered in connection with the audit of our consolidated financial statements and reports for 2012 and 2011 and for other services rendered during 2012 and 2011, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2012	2011
Audit Fees	$1,264,650	$1,734,750
Audit-Related Fees	—	39,375
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,264,650	$1,774,125
Audit fees: Includes the aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements filed with the SEC on Forms 10-K and 10-Q, respectively. Also included are the aggregate fees billed by Grant Thornton LLP for professional services performed in connection with our filing of certain registration statements and the related issuance of comfort letters and consents in connection with the April 2012 IPO.
Audit-Related Fees: Includes the aggregate fees billed by Grant Thornton LLP for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.” These services primarily relate to our annual 401K audit.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Audit Committee has adopted a policy that requires advance approval of all audit and, as provided in the Exchange Act and the SEC rules and regulations promulgated thereunder, all permitted non-audit engagement and relationships between us and our independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged. The Audit Committee pre-approved all of the audit and non-audit services provided to the Company by Grant Thornton LLP in fiscal year 2012.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules
See “Index to Financial Statements” located on page F-1 of this report.

(b)	Exhibits. See the exhibit index included herein.

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Incorporation, effective as of April 24, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)

3.2	Amended and Restated Bylaws, effective as of April 24, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)
4.1	Form of specimen common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)
10.1a
Amended and restated subscription and stockholders agreement, dated as of November 15, 2004, by and among the company, certain investors, the managers and Doughty Hanson & Co Managers Limited (incorporated by reference to Exhibit 10.1 the Registration Statement on Form S-1 (File No. 333-178466) filed on December 13, 2011)

10.1b
Amendment No. 1 to amended and restated subscription and stockholders agreement, dated April 24, 2012 (incorporated by reference to Exhibit 10.1b to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)

10.2a
Registration rights agreement, dated as of November 17, 2004, by and among the Company, Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited and the other stockholders named therein (incorporated by reference to Exhibit 10.2a to the Registration Statement on Form S-1 (File No. 333-178466) filed on December 13, 2011)

10.2b
Amended and restated registration rights agreement, dated as of April 24, 2012, by and among the Company, Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited and the other stockholders named therein (incorporated by reference to Exhibit 10.2b to the Company’s Quarter Report on Form 10-Q for the quarter ended March 25, 2012)

10.3a
Credit and guaranty agreement, dated as of October 29, 2010, among Tumi, Inc. and Tumi Stores, Inc., as borrowers, certain subsidiaries of Tumi, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent, swing line lender and issuing bank, Capital One, N.A., as syndication agent, Sovereign Bank and Citizens Bank of Pennsylvania, each as a documentation agent and Wells Fargo Securities, LLC and Capital One, N.A., as joint lead arrangers and joint bookrunner (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-178466) filed on December 13, 2011)

10.3b
Amended and restated credit and guaranty agreement, dated as of April 4, 2012, among Tumi, Inc. and Tumi Stores, Inc., as borrowers, certain subsidiaries of Tumi, Inc., as guarantors, and Wells Fargo Bank, National Association, as lender and collateral agent (incorporated by reference to Exhibit 10.3b of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 9, 2012)

10.4
Amended and restated letter agreement dated July 8, 2009 between Tumi, Inc. and Jerome Griffith (incorporated by reference to Exhibit 10.4 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.5
Employment agreement, dated December 22, 2008, between Tumi, Inc. and Jerome Griffith (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.6
Employment agreement, dated November 17, 2004, between Tumi, Inc. and Michael Mardy (incorporated by reference to Exhibit 10.6 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.7
Employment agreement, dated November 17, 2004, between Tumi, Inc. and Alan Krantzler (incorporated by reference to Exhibit 10.7 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.8
Employment agreement, dated May 15, 2006, between Tumi, Inc. and Steve Hurwitz (incorporated by reference to Exhibit 10.8 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 9, 2012)+

10.9
Amended and restated employment agreement, dated January 6, 2012, between Tumi, Inc. and Thomas H. Nelson (incorporated by reference to Exhibit No. 10.9 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.10
Director nomination agreement between the Company and Doughty Hanson & Co Managers Limited (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)

10.11
Form of indemnification agreement among the Company and its directors and executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)

10.12	Tumi Holdings, Inc. 2012 long-term incentive plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)+
10.13	Tumi Holdings, Inc. 2012 long-term incentive plan form of stock option agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2013)+
10.14	Tumi Holdings, Inc. 2012 long-term incentive plan form of stock option agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2013)+
10.15	Offer letter, dated October 17, 2011, from Tumi, Inc. to Adam Levy (incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1 (File No.333-187095) filed on March 7, 2013)+
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1 (File No. 333-187095) filed on March 7, 2013)
23.1	Consent of Grant Thornton LLP*
23.2	Consent of Northstar Research Partners*
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Filed herewith.
+    Management contract, compensatory plan or arrangement.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 21st day of March.

Name	Title	Date
/s/ Jerome Griffith
Jerome Griffith	Chief Executive Officer, President and Director (Principal Executive Officer)	March 21, 2013
/s/ Michael J. Mardy
Michael J. Mardy	Chief Financial Officer, Executive Vice President and Director (Principal Financial and Accounting Officer)	March 21, 2013
/s/ Richard P. Hanson
Richard P. Hanson	Chairman of the Board	March 21, 2013
/s/ Joseph R. Gromek
Joseph R. Gromek	Director	March 21, 2013
/s/ Thomas H. Johnson
Thomas H. Johnson	Director	March 21, 2013
/s/ Claire Bennett
Claire Bennett	Director	March 21, 2013

TUMI HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Tumi Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Tumi Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tumi Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
New York, New York
March 21, 2013

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	At December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,737	$32,735
Accounts receivable, less allowance for doubtful accounts of approximately $340 and $462 at December 31, 2012 and 2011, respectively	21,405	22,833
Other receivables	1,666	1,724
Inventories	70,866	60,456
Prepaid expenses and other current assets	3,233	3,056
Prepaid income taxes	384	—
Deferred offering costs	—	1,996
Deferred tax assets, current	3,851	2,218
Total current assets	138,142	125,018
Property, plant and equipment, net	47,004	36,500
Deferred tax assets, noncurrent	2,158	2,046
Joint venture investment	2,718	2,122
Goodwill	142,773	142,773
Intangible assets, net	130,946	131,219
Deferred financing costs, net of accumulated amortization of $2,758 and $2,539 at December 31, 2012 and 2011, respectively	701	920
Other assets	4,799	5,743
Total assets	$469,241	$446,341

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	At December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,366	$27,308
Accrued expenses	29,503	26,683
Current portion of long-term debt	—	12,000
Income taxes payable	—	4,324
Total current liabilities	56,869	70,315

Revolving credit facility	45,000	—
Long-term debt	—	52,000
Other long-term liabilities	7,271	6,257
Mandatorily redeemable preferred stock and preferred equity interests	—	251,429
Deferred tax liabilities	49,016	47,623
Total liabilities	158,156	427,624
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,144,473 issued and 67,866,667 shares outstanding as of December 31, 2012; 52,536,252 authorized and issued and 52,536,224 shares outstanding as of December 31, 2011	681	525
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of December 31, 2012; no shares authorized, issued or outstanding as of December 31, 2011	—	—
Additional paid-in capital	308,545	48,968
Treasury stock, at cost	(4,874)	(174)
Retained earnings (accumulated deficit)	7,166	(29,617)
Accumulated other comprehensive loss	(433)	(985)
Total stockholders’ equity	311,085	18,717
Total liabilities and stockholders’ equity	$469,241	$446,341

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2012	2011	2010
Net sales	$398,551	$329,968	$252,803
Cost of sales	170,092	140,954	106,533
Gross margin	228,459	189,014	146,270
OPERATING EXPENSES
Selling	24,929	21,957	16,865
Marketing	13,713	13,377	7,779
Retail operations	81,379	67,465	57,526
General and administrative	36,762	25,782	23,474
Total operating expenses	156,783	128,581	105,644
Operating income	71,676	60,433	40,626
OTHER INCOME (EXPENSES)
Interest expense	(1,392)	(2,423)	(4,753)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	(7,892)	(22,857)	(20,779)
Earnings from joint venture investment	845	587	529
Foreign exchange losses	(287)	(61)	(975)
Other non-operating income (expenses)	554	267	(167)
Total other expenses	(8,172)	(24,487)	(26,145)
Income before income taxes	63,504	35,946	14,481
Provision for income taxes	26,721	19,354	14,377
Net income	$36,783	$16,592	$104
Weighted average common shares outstanding:
Basic	63,304,838	52,536,224	52,536,224
Diluted	63,304,948	52,536,224	52,536,224
Basic earnings per common share	$0.58	$0.32	$—
Diluted earnings per common share	$0.58	$0.32	$—

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$36,783	$16,592	$104
OTHER COMPREHENSIVE INCOME
Reclassification adjustment for realized losses on interest rate swaps	—	—	771
Foreign currency translation adjustment, net of tax	552	187	(290)
Comprehensive income	$37,335	$16,779	$585

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock							Total
	Shares	Par Value	Shareholder Loans	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
Balance as of January 1, 2010	52,536,252	$525	$(254)	$48,968	$(174)	$(46,313)	$(1,653)	$1,099
Net income	—	—	—	—	—	104	—	104
Shareholder loans	—	—	7	—	—	—	—	7
Unrealized gain on interest rate swaps	—	—	—	—	—	—	771	771
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(290)	(290)
Balance as of December 31, 2010	52,536,252	525	(247)	48,968	(174)	(46,209)	(1,172)	1,691
Net income	—	—	—	—	—	16,592	—	16,592
Shareholder loans	—	—	247	—	—	—	—	247
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	187	187
Balance as of December 31, 2011	52,536,252	525	—	48,968	(174)	(29,617)	(985)	18,717
Net income	—	—	—	—	—	36,783	—	36,783
Issuance of common stock, net of underwriters’ discounts and commissions	15,608,221	156		263,935				264,091
Offering costs—other				(4,410)				(4,410)
Stock compensation				42				42
Repurchase of common stock					(4,700)			(4,700)
Short swing profit recovery				10				10
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	552	552
Balance as of December 31, 2012	68,144,473	681	—	308,545	(4,874)	7,166	(433)	311,085

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,783	$16,592	$104
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income tax benefit	(698)	(1,815)	—
Depreciation and amortization	11,504	10,089	9,788
Stock compensation expense	42	—	—
Amortization of deferred financing costs	218	491	691
Allowance for doubtful accounts	(122)	92	45
Joint venture earnings	(845)	(587)	(529)
Loss on sale or disposal of fixed assets	422	10	167
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	7,892	22,857	20,779
Other non-cash changes	742	(141)	1,435
Changes in operating assets and liabilities
Accounts receivable	1,638	(7,713)	(3,050)
Other receivables	70	(754)	179
Inventories	(10,290)	(8,662)	(18,867)
Prepaid expenses and other current assets	(167)	(847)	(462)
Other assets	1,005	1,687	631
Prepaid income taxes	(384)	—	—
Accounts payable	(383)	4,498	4,786
Accrued expenses	3,914	4,101	3,154
Income tax payable	(4,336)	(765)	1,307
Other liabilities	1,002	883	20
Total adjustments	11,224	23,424	20,074
Net cash provided by operating activities	48,007	40,016	20,178
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,853)	(14,542)	(6,416)
Net cash used in investing activities	(20,853)	(14,542)	(6,416)

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	$(19,000)	$—	$(9,000)
Payments of long-term debt	—	(12,000)	(12,000)
Proceeds from issuance of common stock, net of underwriters’ discounts and commissions	264,091	—	—
Payment for repurchase of preferred shares and preferred equity interests	(259,321)	—	—
Repurchase of common stock	(4,700)	—	—
Payments received on stockholder loans	—	247	7
Payments for deferred financing costs	—	—	(606)
Payments for initial public offering costs	(4,272)	(138)	—
Short swing profit recovery	10	—	—
Net cash used in financing activities	(23,192)	(11,891)	(21,599)
Effect of exchange rate changes on cash	40	(57)	(215)
Net increase (decrease) in cash and cash equivalents	4,002	13,526	(8,052)
Cash and cash equivalents at beginning of period	32,735	19,209	27,261
Cash and cash equivalents at end of period	$36,737	$32,735	$19,209
Supplemental disclosures of cash flow information:
Noncash investing activity—property, plant and equipment obligations	$4,224	$2,170	$2,525
Noncash financing activity—deferred offering costs obligations	$—	$1,858	—
Cash paid for interest	$885	$1,738	$3,798
Cash paid for income taxes	$31,947	$21,980	$13,462

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
Tumi Holdings, Inc. (together with its subsidiaries, the “Company”) is a leading designer, producer and marketer of a comprehensive line of travel and business products and accessories in multiple categories. Prior to the Company’s initial public offering (the “IPO”) in April 2012, the Company also included its controlled affiliate, Tumi II, LLC (the “LLC”). In connection with the IPO, the LLC was merged with and into Tumi Holdings, Inc., with Tumi Holdings, Inc. continuing as the surviving corporation. The Company’s product offerings include travel bags, business cases, totes, handbags, business and travel accessories and small leather goods. The Company designs its products for, and markets its products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status and durability of Tumi products. The Company sells its products through a network of company-owned retail stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. The Company has approximately 1,700 points of distribution in over 75 countries, and its global distribution network is enhanced by the use of its three logistics facilities located in the United States, Europe and Asia. The Company designs its products in its U.S. design studios and selectively collaborates with well-known, international industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean.
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
In connection with the IPO, the Company also

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
Registered Secondary Offering of the Company’s Common Stock
In November 2012, the Company completed a secondary offering of common stock sold by certain of the Company’s stockholders. The selling stockholders, which included certain of the Company’s officers, sold 11,375,975 shares of our common stock in the offering (inclusive of 1,275,975 shares of common stock from the partial exercise of the overallotment option of the shares granted to the underwriters). The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering expenses incurred by the Company were approximately $634,000, which included legal and accounting costs and various other fees associated with the offering.
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Tumi Holdings, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company uses the equity method of accounting for its joint venture investment, which is 50% owned, as the Company has the ability to exercise significant influence over the operating and financial policies of the joint venture but does not control the joint venture. The Company’s share of the earnings or losses of the joint venture is included in the Consolidated Statements of Operations as “Earnings (losses) from joint venture investment.”
Segment Reporting
The Company became subject to and adopted the provisions of the Financial Accounting Standards Board’s (the “FASB”) guidance for segment reporting in 2011. Segment information has been provided on the basis of the Company’s four reportable segments for all periods presented (see Note 15, Segment Information), which are: (i) Direct-to-Consumer North America; (ii) Indirect-to-Consumer North America; (iii) Direct-to-Consumer International; and (iv) Indirect-to-Consumer International.
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangibles, allowance for doubtful accounts, adjustments for slow-moving and obsolete inventory, accrued warranties, realization of deferred tax assets, income tax uncertainties, and useful lives of assets. Actual results could differ materially from those estimates.
Revenue Recognition
Revenue is generated from the sale of the Company’s products and is classified as “Net Sales” in the Company’s Consolidated Statements of Operations. The Company recognizes revenue in its Direct-to-Consumer segment when inventory is received by the customer and the related title passes. In the Company’s Indirect-to-Consumer segment, revenue is recognized when inventory is in possession of the wholesale customers or their appointed carriers, at which point the related title passes. Provisions for discounts, rebates to customers and returns are recorded as a reduction of revenue in the same period as the related sales. Revenue associated with gift cards is recognized upon redemption. Revenue from gift cards and the amount of revenue recognized for gift cards not redeemed (“breakage”) is immaterial to these consolidated financial statements. Amounts billed to customers for delivery costs are classified as a component of net sales and the related delivery costs are classified as a component of cost of sales. Sales and value added tax collected from customers and remitted to governmental authorities are accounted for on a net basis and are excluded from net sales in the Consolidated Statements of Operations.
Cash and Cash Equivalents
The Company’s cash and cash equivalents are defined as cash and short-term highly liquid investments with an original maturity of three months or less from the date of purchase. The Company’s cash and cash equivalents consist of cash in banks as of December 31, 2012 and 2011.
Effective December 31, 2010 and through December 31, 2012, all funds in a “noninterest-bearing transaction account” are insured in full at all institutions covered by the Federal Deposit Insurance Corporation (“FDIC”). As of January 1, 2013, funds held in “noninterest-bearing transaction accounts” will be aggregated with any interest-bearing accounts, and the combined total will be insured up to a maximum of $250,000. The term “noninterest-bearing transaction account” includes a traditional checking account or demand deposit account on which the insured depository institution pays no interest.
All other accounts held at institutions covered by the FDIC are covered up to a maximum of $250,000. The total excess of the bank account balances over the FDIC limit effective at each period end was approximately $3,999,000 and $5,032,000 at December 31, 2012 and 2011, respectively. The total balance in international bank accounts was approximately $3,665,000 and $2,571,000 at December 31, 2012 and 2011, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Credit is extended to customers based on evaluation of a customer’s financial condition. Generally, collateral is not required. Accounts receivable are due within 30 days to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
The following table summarizes the activity in our allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010.

	For the Years Ended December 31,
	2012	2011	2010
		(In thousands)
Balance, beginning of year	$(462)	$(370)	$(325)
Provision charged to expense	34	(107)	(103)
Amounts written off	88	20	73
Recoveries of bad debt	—	(5)	(15)
Balance, end of year	$(340)	$(462)	$(370)

Inventories
Inventories consist primarily of finished goods and are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory includes material, labor, overhead, freight, and duty and is adjusted for slow-moving and obsolete inventory.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their estimated useful lives or the terms of the respective leases. Repairs and maintenance costs are expensed as incurred; major renewals or betterments are capitalized.
Long-Lived Assets
The Company reviews long-lived assets, such as property, plant and equipment and certain identifiable intangibles with finite lives, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some factors the Company considers important which could trigger an impairment review include: (i) significant underperformance compared to expected historical or projected future operating results; (ii) significant changes in the Company’s use of the acquired assets or the strategy for its overall business; and (iii) significant negative industry or economic trends. No impairment was recognized during the years ended December 31, 2012, 2011 and 2010.
Deferred Financing Costs
The net balance of the costs incurred for obtaining debt financing was $701,000 and $920,000 as of December 31, 2012 and 2011, respectively. The Company amortizes deferred financing costs to interest expense over the lives of the related financing agreements. During the years ended December 31, 2012, 2011 and 2010, respectively, $218,000, $491,000 and $691,000 was amortized to interest expense.
Offering Costs
In 2011, the Company commenced the process for its initial public offering of the shares of its common stock. The specific incremental costs directly attributable to the offering were initially deferred and recorded as “Deferred Offering Costs” in the Consolidated Balance Sheet as of December 31, 2011. The offering was completed in April 2012 and the deferred offering costs were charged against the net proceeds of the IPO and recorded in stockholders’ equity during the second quarter of 2012.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In November 2012, the Company completed a secondary offering of common stock sold by certain of the Company’s stockholders. The Company did not receive any proceeds from the sale of shares and the offering expenses incurred were expensed directly to operating expenses.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including intangible assets.
The Company’s goodwill is not deductible for tax purposes.
Intangible assets consist primarily of brand/trade name, lease value and customer relationships. The Company accounts for its intangible assets in accordance with the FASB’s guidance for “Intangibles—Goodwill and Other.” Amortization of customer relationships and lease value is calculated using the straight-line method over the estimated useful lives of the assets.
Brand/trade name, which has an indefinite useful life, and goodwill were recorded in connection with an acquisition in 2004. In accordance with the provisions of the FASB’s guidance, they are not amortized. The FASB’s guidance requires these assets to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s annual impairment testing date is the first day of our fourth quarter. No impairment was recognized in the years ended December 31, 2012, 2011 and 2010.
Derivatives
The Company applies the FASB’s guidance for “Derivatives and Hedging”, which requires the Company to recognize all derivatives as either assets or liabilities, measure those instruments at fair value, and recognize the changes in fair value of the derivative in net income or other comprehensive income, as appropriate. The Company’s only derivative instruments consisted of interest rate swaps which expired in March 2010 (see Note 17, Interest Rate Swap Instruments).

Stock Compensation
Stock compensation represents the cost related to stock options granted to employees under the 2012 Plan. The Company measures stock compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the vesting period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. All stock compensation costs are recorded in cost of sales or the various operating expense lines in the consolidated statements of operations based on the employee’s respective function (see Note 19, Stock Compensation Plans and Awards).
Fair Value Measurements
The Company applies the FASB’s guidance for “Fair Value Measurements.” Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.
In determining fair value, the Company uses various valuation approaches. The hierarchy of those valuation approaches is broken down into three levels based on the reliability of inputs as follows:

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Level 2—
Inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and the Company’s variable interest rate credit facility (See Note 8, Credit Facilities) were reasonable estimates of their fair value as of December 31, 2012 and 2011. If measured at fair value in the financial statements, the Company’s variable interest rate credit facility would be classified as Level 2 in the fair value hierarchy.
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company applies the FASB’s provisions for uncertain tax positions. The Company utilizes the two step process to determine the amount of recognized tax benefit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense.
Foreign Currency Translation
The financial statements of the Company’s branch offices and subsidiaries in Europe are measured using a currency other than the U.S. dollar.
Assets and liabilities recorded in functional currencies other than U.S. dollars are translated into U.S. dollars at the year-end rate of exchange. Revenues and expenses are translated at the average exchange rates for the year. The resulting translation adjustments are charged or credited to other comprehensive income.
Realized foreign currency transaction gains and losses on transactions denominated in currencies other than the functional currency, such as those resulting from the settlement of receivables and payables denominated in foreign currency, are included in the earnings of the current period in “Foreign Exchange Gains (Losses).”

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Unrealized gains and losses on intercompany foreign currency transactions that are of a long-term investment nature (that is settlement is not planned or anticipated in the foreseeable future) are recorded in other comprehensive income. Unrealized gains and losses on intercompany foreign currency transactions for which settlement is anticipated are included in the determination of net income.
Advertising Costs
The Company expenses advertising costs as incurred. Total advertising expenses included in operating expenses in the accompanying Consolidated Statements of Operations were approximately $6,443,000, $6,127,000 and $2,445,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Cooperative Advertising Costs
The Company accounts for certain advertising costs in accordance with the FASB’s guidance for “Customer Payments and Incentives.” This standard provides guidance with respect to the statement of operations classification of and the accounting for recognition and measurement of consideration given by a vendor to a customer, which includes sales incentive offers labeled as discounts, coupons, rebates and free products or services as well as arrangements labeled as slotting fees, cooperative advertising and buy downs. As per the FASB’s guidance, the Company is recognizing cooperative advertising costs in marketing expenses and sales incentives related to “free product” as an expense in cost of sales. The Company recognized cooperative advertising expense of approximately $2,619,000, $2,078,000 and $1,177,000 as a marketing expense in the accompanying Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, respectively.
Store Preopening Expenses
Costs incurred prior to the opening of a new store are expensed as incurred.
Warranties
The Company provides its customers with a product warranty subsequent to the sale of its products. Our warranty policy provides for one year of worry-free service as well as an additional warranty against manufacturers’ defects or flaws in construction for between two and five years, depending on the product line. The Company recognizes estimated costs associated with the limited warranty at the time of sale of its products. The warranty reserve is based on historical experience.
Treasury Stock
The Company periodically repurchases treasury stock. These treasury stock transactions are recorded using the cost method.
Dividend Expense on Mandatorily Redeemable Preferred Stock and Preferred Equity Interests
Dividends accrued on the Company’s mandatorily redeemable preferred stock and preferred equity interests (see Note 12, Mandatorily Redeemable Preferred Stock and Preferred Equity Interests), which are classified as long-term liabilities, are presented in other income (expenses) in our Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010. All of the Company’s preferred stock and preferred equity interests were repurchased at carrying value (inclusive of all accrued dividends) in connection with the Company’s IPO in April 2012.
Earnings per Common Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements were also amended. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted the amended guidance effective January 1, 2012 and it did not have a material effect on its consolidated financial statements.
In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company adopted the amended guidance effective January 1, 2012 and it did not have a material effect on its consolidated financial statements.

In July 2012, the FASB issued new accounting guidance on indefinite-lived intangible assets. The new guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and recognize an impairment loss, if any, to the extent the carrying value exceeds the fair value.  The guidance is effective for the Company for annual and, if any, interim impairment tests in its fiscal year ending December, 31, 2013, with early adoption permitted.  The Company adopted the amended guidance effective January 1, 2012 and it did not have a material effect on its consolidated financial statements.

In February 2013, the FASB issued guidance on accumulated other comprehensive income. The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance was effective prospectively for fiscal years and interim periods beginning after December 15, 2012, with early adoption permitted.  The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.

3.	INVENTORIES
Inventories consist of the following:

	At December 31,
	2012	2011
	(In thousands)
Raw materials	$275	$242
Finished goods	70,591	60,214
Total inventories	$70,866	$60,456

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		At December 31,
		2012	2011
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	3,429	3,429
Leasehold and store enhancements	5 to 10 years	75,725	62,079
Furniture, computers and equipment	3 to 5 years	16,599	14,185
Capitalized software	5 years	2,532	2,128
Fixtures, dies and autos	3 to 5 years	21,359	17,603
Construction in progress		4,070	3,553
		124,199	103,462
Less accumulated depreciation and amortization		(77,195)	(66,962)
		$47,004	$36,500

Depreciation and amortization expense on property, plant and equipment was $11,231,000, $9,815,000 and $9,515,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

5.	JOINT VENTURE
Tumi-Japan
In June 2003, the Company entered into a Joint Venture Agreement (“JV Agreement”) with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi-Japan Joint Venture (“Tumi-Japan”) and contributed $213,000 at inception. The purpose of Tumi-Japan is to sell, promote and distribute the Company’s products in Japan. As of December 31, 2012 and 2011, the Company owned 50% of Tumi-Japan.
This investment is accounted for under the equity method. The Company’s share of undistributed earnings from the joint venture, which is included in retained earnings, was a cumulative gain of approximately $1,381,000 as of December 31, 2012.
Pursuant to the JV Agreement, the Company has the option but not the obligation to purchase an additional interest in Tumi-Japan up to an ownership percentage of 66% after the tenth year of the existence of Tumi Japan. The amount to be paid per share is based on a predetermined formula according to the agreement and is payable in Japanese yen.
Sales to Itochu during the years ended December 31, 2012, 2011 and 2010 were $11,260,000, $10,404,000, and $8,624,000, respectively. As of December 31, 2012 and 2011, the Company had accounts receivable due from Itochu of $1,411,000 and $1,824,000, respectively.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and intangible assets consisted of the following at December 31:

	Range of Lives (Years)	2012	2011
		(In thousands)
Goodwill	Indefinite	$142,773	$142,773
Intangible assets
Brand/trade name	Indefinite	$130,400	$130,400
Customer relationships	10	1,100	1,100
Lease value	8 to 9	1,359	1,359
		2,459	2,459
Less accumulated amortization		(1,913)	(1,640)
		546	819
Intangible assets, net		$130,946	$131,219

Substantially all of the Company’s goodwill and intangible assets relate to an acquisition in 2004.
The range of lives of the intangible assets was determined by management, which at times will engage an independent third-party appraisal firm to assist management in considering the determination of lives of intangible assets.
The estimated aggregate amortization and retail operations expense as of December 31, 2012 was as follows:

Year Ending December 31,	Customers Relationships	Lease Value	Total
	(In thousands)
2013	110	163	273
2014	96	163	259
2015	—	14	14
	$206	$340	$546

Amortization expense of the customer relationships, included in general and administrative expense, was $110,000 in each of the years ended December 31, 2012, 2011 and 2010. Included in retail operations expense was $163,000 of amortization expense for the lease value in each of the years ended December 31, 2012, 2011 and 2010.
The Company’s goodwill by segment as of December 31, 2012 was as follows:

	2012	2011
	(In thousands)
Direct-to-Consumer North America	$48,779	$48,779
Direct-to-Consumer International	6,682	6,682
Indirect-to-Consumer North America	22,719	22,719
Indirect-to-Consumer International	64,593	64,593
Goodwill	$142,773	$142,773

There was no accumulated impairment of goodwill for any period presented.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued Expenses
Accrued expenses as of December 31 consisted of the following:

	At December 31,
	2012	2011
	(In thousands)
Warranty	$6,807	$6,212
Fixed asset purchases	2,803	2,614
Severance	754	253
Incentive compensation	4,200	4,184
Marketing	2,826	1,968
Professional fees	723	2,528
Sales tax	2,172	2,048
Payroll costs	2,071	1,910
Other	7,147	4,966
	$29,503	$26,683
Other Long-Term Liabilities
Other long-term liabilities as of December 31, 2012 and 2011 consisted of deferred rent and a liability for uncertain tax positions.
Accrued Warranties
The activity in the warranty reserve account was as follows:

	At December 31,
	2012	2011	2010
	(In thousands)
Liability, beginning of period	$6,212	$6,217	$6,223
Provision for warranties	3,273	3,914	2,647
Warranty claims	(2,678)	(3,919)	(2,653)
Liability, end of period	$6,807	$6,212	$6,217

8.	CREDIT FACILITIES
Former Debt Facility
On March 1, 2007, the Company entered into a Credit and Guaranty Agreement (the “RBS Agreement”) with the Royal Bank of Scotland (“RBS”), which included a term loan, a revolving line of credit, and a letter of credit facility. Substantially all of the Company’s assets were pledged as collateral under the RBS Agreement.
On October 29, 2010, the RBS Agreement was modified, reducing the number of participating lenders and amending certain loan terms, and converted to a Credit and Guaranty Agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank (“Wells Fargo”). The Wells Fargo Agreement included a term loan, a revolving line of credit, and a letter of credit facility. Substantially all of the Company’s assets were pledged as collateral under the Wells Fargo Agreement.
The Wells Fargo Agreement provided for a $10,000,000 Maximum Revolving Advance and $77,500,000 of term debt.
Former Revolving Credit Line
Advances under the former revolving credit line bore interest at the market LIBOR rate (0.58%) plus 175 basis points (1.75%) at December 31, 2011. The interest rate adjusted at the maturity of each LIBOR period and advances were limited to

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

$10,000,000. The Wells Fargo Agreement also provided for the payment of a commitment fee on the unused portion of the facility equal to 0.38% at December 31, 2011. The Company had no borrowings under its revolving credit line as of December 31, 2011. However, the Company had utilized $250,000 under the facility as of December 31, 2011 for letters of credit and accordingly the unused portion was $9,750,000 as of December 31, 2011. The fee on the unused portion of the facility was $9,000 and $45,000 for the years ended December 31, 2012 and 2011, respectively.
Amended and Restated Credit Facility
In connection with the IPO, on April 4, 2012, Tumi, Inc. and Tumi Stores, Inc. (the “Borrowers”) entered into an amended and restated credit facility (the “Amended Credit Facility”), with Wells Fargo as lender and collateral agent.
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
The Amended Credit Facility consolidated the term loan facility and the revolving credit facility previously provided in the Company’s former debt facility with Wells Fargo into a single $70 million senior secured revolving credit facility with Wells Fargo as the sole lender and extended the maturity of the facility until April 4, 2017. The Amended Credit Facility includes a letter of credit sublimit not to exceed the undrawn amount of the revolving commitments.
Borrowings under the Amended Credit Facility bear interest at a per annum rate equal to, at the Borrowers’ option, the one, two, three or six month (or such other period as Wells Fargo may agree) LIBOR rate plus a margin of 1.00% or 1.25%, or a base rate (the greater of (i) Wells Fargo’s prime rate in effect on such day and (ii) the federal funds rate plus 1/2 of 1.00%) plus a margin of zero or 0.25%. The Borrowers are required to pay an undrawn commitment fee equal to 0.15% or 0.20% of the undrawn portion of the commitments under the Amended Credit Facility, as well as customary letter of credit fees. The margin added to the LIBOR, or base rate, as well as the amount of the commitment fee, depends on Tumi Inc.’s leverage at the time. Interest is payable monthly, bi-monthly or quarterly on LIBOR rate loans depending on the interest period for each LIBOR rate loan, or quarterly on base rate loans.
As of December 31, 2012, the Company had $45,000,000 outstanding under the Amended Credit Facility. As of December 31, 2012, the facility bore interest at the market LIBOR rate (0.22%) plus 100 basis points. Letters of credit outstanding at December 31, 2012 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $24,714,000. The fee for the unused portion of the facility was $18,000 for the year ended December 31, 2012.
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
The Amended Credit Facility contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults under material debt, certain events of bankruptcy and insolvency, defaults based on certain judgments, failure of any material provision of any loan document to be in full force and effect, change of control, and certain ERISA defaults. If an event of default were to occur and continue, amounts due under the Amended Credit Facility would be accelerated and the commitments to extend credit thereunder terminated, and the rights and remedies of Wells Fargo under the Amended Credit Facility available under the applicable loan documents could be exercised, including rights with respect to the collateral securing the obligations under the Amended Credit Facility.
The Company reviewed the terms of the Amended Credit Facility and is satisfied that all conditions have been met, pursuant to the FASB’s guidance, to treat the transaction as a debt modification, which requires the Company to expense third party fees and add the related fees paid to Wells Fargo to the existing debt issuance costs.
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance in all material respects with all such covenants as of December 31, 2012.
Long-Term Debt
Long-term debt at December 31 consisted of the following:

	At December 31,
	2012	2011
	(In thousands)
Amended Credit Facility: Revolver loan payable April 4, 2017, including interest at a LIBOR rate (0.22% at December 31, 2012) plus 1.00% at December 31, 2012.	$45,000	$—
Wells Fargo Agreement: Payable in escalating quarterly payments commencing December 31, 2010, including interest at a LIBOR rate (0.58% at December 31, 2011) plus 1.75% at December 31, 2011.	—	64,000
	45,000	64,000
Less amount due within one year	—	12,000
	$45,000	$52,000

9.	COMMITMENTS AND CONTINGENCIES
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2023, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the years ended December 31, 2012, 2011 and 2010.
Future minimum lease payments under all noncancellable operating leases with initial or remaining terms in excess of one year as of December 31, 2012 were as follows:

At December 31, 2012
(In thousands)
2013	$20,595
2014	17,838
2015	15,761
2016	13,202
2017	11,129
Thereafter	32,690
$111,215

Rent expense under all operating leases for the Company was approximately $23,146,000, $18,935,000 and $16,167,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Litigation
In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Bonus Agreement
Pursuant to an amended and restated letter agreement dated July 8, 2009, the Company’s Chief Executive Officer (“CEO”) was entitled to receive a special bonus in connection with the completion of a qualified sale event or initial public offering that resulted in an enterprise value of our company of $600,000,000 or greater. Based on the enterprise value of the Company at the time of the IPO, the special bonus was paid and expensed in April 2012 in the amount of $5,511,693.

10.	INCOME TAXES
The components of United States and foreign income from operations before income taxes were as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$63,001	$37,710	$15,064
Foreign	503	(1,764)	(583)
Total income before income taxes	$63,504	$35,946	$14,481

The provision for income taxes is as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Current provision
Federal	$22,745	$17,620	$11,796
State	3,392	2,820	2,476
Foreign	1,282	729	105
Total current provision	27,419	21,169	14,377
Deferred
Federal	(335)	2,754	—
State	(317)	(4,433)	—
Foreign	(46)	(136)	—
Total deferred provision	(698)	(1,815)	—
Total provision for income taxes	$26,721	$19,354	$14,377

The differences between income taxes based on the statutory U.S. federal income tax rate of 35% and the Company’s effective income tax rate are provided in the following reconciliation:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Statutory federal income tax	$22,226	$12,580	$5,069
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	2,762	8,000	7,272
State and local net of federal benefit	1,789	(1,049)	1,629
Other	(56)	(177)	407
Total provision for income taxes	$26,721	$19,354	$14,377

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The major components of deferred income taxes were as follows:

	At December 31,
	2012	2011
	(In thousands)
Deferred tax assets
Net operating loss—foreign	$2,814	$2,843
Warranty reserves	2,548	2,341
Rent expense	2,036	1,781
Other comprehensive income	283	631
Inventory reserves	664	400
Other	354	284
Depreciation	118	292
Accrued expense	449	228
Allowance for doubtful accounts	379	193
Valuation allowance	(3,002)	(2,843)
Total deferred tax assets, net	6,643	6,150
Deferred tax liabilities
Intangibles	(49,016)	(49,463)
Depreciation	(634)	(46)
Total deferred tax liabilities, net	(49,650)	(49,509)
Total deferred tax balance	$(43,007)	$(43,359)
Amounts included in the consolidated balance sheet:
Deferred tax assets, current	$3,851	$2,218
Deferred tax asset, noncurrent	2,158	2,046
Deferred tax liabilities	(49,016)	(47,623)
Total	$(43,007)	$(43,359)

Approximately $48,889,000 and $49,273,000 of deferred tax liabilities were recognized as of December 31, 2012 and 2011, respectively, to reflect the potential future tax liability relating to the $131,500,000 of identifiable intangible assets arising out of the purchase price valuation adjustment in 2004. Approximately $283,000 of deferred tax assets as of December 31, 2012 related to unrealized gains recorded in other comprehensive income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets relating to a particular jurisdiction is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible in that jurisdiction.
Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, with the exception of certain foreign net operating losses and deferred tax assets.
At December 31, 2012 and 2011, there were approximately $9,648,000 and $9,884,000 of gross foreign net operating loss carryforwards, respectively. The majority of these net operating loss carryforwards have an unlimited carryforward period. A valuation allowance of $2,814,000 and $2,843,000 was recorded at December 31, 2012 and 2011, respectively, related to the foreign net operating losses. It is anticipated that these will not be utilized due to continuing losses in these jurisdictions.
The Company has elected to treat all of its foreign subsidiaries as disregarded entities for U.S. income tax purposes. Accordingly, the taxable income of the Company’s foreign subsidiaries is taxed currently in the U.S. and no deferred tax liability exists in regards to the unrepatriated earnings of the subsidiaries.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company applies the FASB’s provisions for uncertain tax positions. The Company utilizes the two step process to determine the amount of recognized tax benefit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties associated with certain tax positions as a component of income tax expense.
The Federal tax returns were audited for the years 2008 and 2009 which resulted in minimal adjustments. For years prior to 2008 the federal statute of limitations is closed. The New Jersey tax returns were audited for the years 2003 - 2006 with no income tax adjustments. The Minnesota tax returns were audited for the years 2006 – 2008 which resulted in minimal adjustments. The New York tax returns were audited for 2009 and 2010 which resulted in minimal adjustments. Most of the remaining states remain open to examination for a period of 3 to 4 years from date of filing. The Company files tax returns in all of the foreign jurisdictions that it has a permanent establishment and the tax filings remain subject to examination for 4 to 5 years.
The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company had approximately $253,000 and $174,000 for the payment of interest and penalties accrued at December 31, 2012 and 2011, respectively. The Company recorded estimated tax related penalty and interest expense in the statement of operations of approximately $79,000 and $41,000 during the years ended December 31, 2012 and 2011, respectively, and recorded a benefit of $38,000 during the year ended December 31, 2010. The total liability for unrecognized tax benefit, inclusive of interest and penalties at December 31, 2012 and 2011 amounted to approximately $1,001,000 and $832,000, respectively. The amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate at December 31, 2012 and 2011 was $694,000 and $605,000, respectively.
The Company does not expect that there will be a material impact on the amount of unrecognized tax benefit in the next 12 months.
The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended December 31, 2012 and 2011.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Balance, beginning of year	$658	$214	$180
Additions based on tax positions related to the current year	95	187	34
Additions based on tax positions related to prior years	—	291	—
Expiration of statute of limitations	(6)	—	—
Settlements	—	(34)	—
Balance, end of year	$747	$658	$214

As of December 31, 2012, $53,000 and $694,000 of the above amount was included in income taxes payable and other long-term liabilities, respectively, in the Consolidated Balance Sheet. As of December 31, 2011, $53,000 and $605,000 of the above amount was included in income taxes payable and other long-term liabilities, respectively, in the Consolidated Balance Sheet.

11.	EMPLOYEE BENEFIT PLAN
The Company has a 401(k) profit-sharing and savings plan (the “Plan”). Under the Plan, eligible employees could contribute up to 60% of their compensation not to exceed $17,000 (subject to future adjustment) during calendar year 2012 and $16,500 during calendar years 2011 and 2010. In December 2003, the Company elected to adopt a safe harbor contribution plan amendment, effective January 1, 2004, whereby safe harbor contributions may be made to eligible participants in the 401(k) profit sharing and savings plan. By making a safe harbor matching contribution, the Company’s Plan was no longer subject to certain regulatory testing, thereby enabling all participants to make tax-deferred contributions up to the maximum allowable amount.
The Company has a voluntary safe harbor contribution match up to 100% of the employee’s contribution on the first 3% of their compensation and 50% of the employee’s contribution on the next 2% of eligible compensation. Effective February

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2009, the Company temporarily suspended its safe harbor contribution match. The contributions were reinstated effective January 2010. Employer contributions expensed for the Plan amounted to approximately $788,000, $661,000 and $521,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Participants are at all times fully vested in their contributions; the Company’s safe harbor contribution is fully vested immediately.
Profit-sharing contributions vest over a 5 year period in accordance with the Plan’s vesting schedules. No contributions were made during 2012, 2011 or 2010.

12.	MANDATORILY REDEEMABLE PREFERRED STOCK AND PREFERRED EQUITY INTERESTS
As of December 31, 2011 there were 77,500 shares of mandatorily redeemable Series A preferred stock authorized with a par value of $0.01, of which 77,500 were issued and outstanding with a subscription price of $77,500,000. In addition, there were 50,000 preferred equity interest units with a subscription price of $50,000,000. All of the mandatorily redeemable preferred stock and preferred equity interests were issued during 2004 in connection with an acquisition. The mandatorily redeemable preferred stock and preferred equity interests had identical rights and preferences and accrued dividends at the rate of 10% compounded annually and were cumulative.
As of December 31, 2011, accumulated preferred dividends were $123,929,000 and the accumulated preferred dividends per preferred share equivalent was $971.00. The carrying amount, liquidation preference and redemption amount per preferred share equivalent was $1,971.99, as of December 31, 2011.
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

13.	STOCKHOLDERS’ EQUITY
As of December 31, 2012, there were 350,000,000 shares of common stock authorized, with a par value of $0.01, of which 67,866,667 shares, net of treasury stock, were outstanding. As of December 31, 2011, there were 52,536,252 shares of common stock authorized (adjusted for the stock splits described below), with a par value of $0.01, of which 52,536,224 shares, net of treasury, were outstanding. Common stock represents 100% of the ownership and voting control of Tumi Holdings, Inc. and does not accrue dividends.
In connection with the IPO, 75,000,000 shares of preferred stock were authorized, with a par value of $0.01, of which no shares were issued or outstanding as of December 31, 2012.
As of December 31, 2012, the Company held 277,806 shares of common stock in treasury.
Stock Splits
In connection with the IPO, the Company’s Board of Directors approved a 101.200929-for-1 common stock split and a subsequent 1.037857-for-1 common stock split, which were effective April 4, 2012 and April 19, 2012, respectively.
All common share and per share amounts in the consolidated financial statements have been adjusted retrospectively for all periods presented to reflect the 101.200929-for-1 and 1.037857-for-1 common stock splits. As no change was made to the par value of the common shares, the Company retrospectively reclassified a total of $520,000 from additional paid-in capital to common stock as of December 31, 2011.
Shareholder Loans
Shareholder loans arose from the sale of stock to employees in May 2009, all of which were repaid in full by December 31, 2011. In accordance with the FASB’s guidance, shareholder loans are classified in Stockholders’ Equity.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.	EARNINGS PER SHARE
The following table summarizes the calculation of basic and diluted earnings per common share (adjusted for the stock splits described in Note 13) for the years ended December 31, 2012, 2011 and 2010.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Basic earnings per common share
Numerator:
Net income	$36,783	$16,592	$104
Denominator:
Basic weighted average common shares outstanding	63,304,838	52,536,224	52,536,224
Basic earnings per common share	$0.58	$0.32	$—

Diluted earnings per common share:
Numerator:
Net income	$36,783	$16,592	$104
Denominator:
Number of shares used in basic calculation	63,304,838	52,536,224	52,536,224
Weighted average dilutive effect of employee stock options	110	—	—
Diluted weighted average common shares outstanding	63,304,948	52,536,224	52,536,224
Diluted earnings per common share	$0.58	$0.32	$—

15.	SEGMENT INFORMATION
The Company sells its products globally to consumers through both direct and indirect channels and manages its business through four operating segments: Direct-to-Consumer North America, Direct-to-Consumer International, Indirect-to-Consumer North America and Indirect-to-Consumer International. The Company’s Chief Executive Officer and Chief Financial Officer are its chief operating decision makers (the “CODM’s”) as defined in the FASB’s guidance relating to segment reporting. The CODM’s evaluate net sales and operating income of the Company’s segments to allocate resources and evaluate performance. Operating income of the Company’s segment is measured on net sales, less cost of goods sold and direct expenses of the segment and certain operating expenses allocated to the segment. Expenses not specifically allocated to the individual segments include costs, such as product design and development, certain general and administrative, shipping, warehouse and other expenses. The CODM’s do not receive information related to total assets by segment.
Following is a description of our segments:
Direct-to-Consumer North America
The Company’s Direct-to-Consumer North America segment sells the Company’s products directly to consumers through a network of company-owned retail stores consisting of full-price stores and outlet stores strategically positioned in high-end retail malls or street venues. In addition, sales of the Company’s products to consumers through our e-commerce website are included in this segment.
Indirect-to-Consumer North America
The Company sells to wholesale customers, including specialty luggage retailers, prestige department stores and business to business channels. Many of the Company’s wholesale customers also operate their own e-commerce websites through which they sell the Company’s products. The Company also sells its products in partner stores which are operated by local distributors or retailers that carry only Tumi products and are governed by strict operating guidelines that the Company dictates.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Direct-to-Consumer International
The Company sells directly to consumers through a network of company-owned full-price and outlet stores in high-end street venues and select malls in international locations. The Company also sells its products directly to consumers through our e-commerce website.
Indirect-to-Consumer International
The Company sells its products through wholesale distribution channels in Europe, the Middle East and Africa, the Asia-Pacific region and Central and South America. The Company sells its products in partner stores operated by local distributors or retailers that carry only Tumi products and are governed by strict operating guidelines that we dictate. The Company also operates concessions in department stores throughout Europe and the Middle East. Many of the Company’s wholesale customers also operate their own e-commerce websites through which they sell the Company’s products.
Segment Results
The tables below present information for net sales, operating income, total assets and depreciation and amortization by segment for the years ended December 31, 2012, 2011 and 2010:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Unallocated Amounts	Consolidated Totals
	(In thousands)
Year ended December 31, 2012
Net sales	$180,291	$17,879	$95,934	$104,447	$—	$398,551
Operating income	$57,208	$964	$36,328	$30,368	$(53,192)	$71,676
Total assets	$40,986	$8,583	$15,769	$15,837	$388,066	$469,241
Depreciation and amortization	$5,889	$940	$832	$2,403	$1,440	$11,504
Year Ended December 31, 2011
Net sales	$143,809	$16,198	$79,036	$90,925	$—	$329,968
Operating income	$44,650	$973	$29,195	$26,037	$(40,422)	$60,433
Total assets	$34,894	$7,578	$12,152	$17,107	$374,610	$446,341
Depreciation and amortization	$5,318	$1,154	$518	$1,890	$1,209	$10,089
Year Ended December 31, 2010
Net sales	$106,942	$13,102	$62,866	$69,893	$—	$252,803
Operating income	$27,610	$613	$23,576	$21,874	$(33,047)	$40,626
Total assets	$26,781	$9,572	$8,120	$13,046	$351,471	$408,990
Depreciation and amortization	$5,323	$1,232	$398	$1,645	$1,190	$9,788

Geographic Area Information
Net sales by major geographic region is based on the location of the customer. Net sales by geographic region for the years ended December 31, 2012, 2011 and 2010 were as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$273,688	$222,281	$170,126
China	18,730	15,869	12,254
Other International(1)	106,133	91,818	70,423
Total	$398,551	$329,968	$252,803

(1)	Other International consists of numerous countries, none of which represents more than 5% of net sales for any year presented.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Property, plant and equipment, net by country of domicile as of December 31, 2012, 2011 and 2010 were as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$33,906	$28,106	$22,724
China	3,120	1,990	1,851
Germany	4,179	1,838	1,703
Other International(2)	5,799	4,566	5,027
Total	$47,004	$36,500	$31,305

(2)	Other International consists of numerous countries, none of which represents more than 5% of property, plant and equipment, net, for any year presented.

16.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable are comprised of large balances due from a small number of major customers, principally large department and specialty luggage stores dispersed throughout the United States. Failure of one of the major customers to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 18.5% and 18.6% of consolidated trade accounts receivable at December 31, 2012 and 2011, respectively. These five customers accounted for 11.1%, 11.3% and 10.0% of consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements are shared with these suppliers. Five of the Company’s largest suppliers accounted for 37.2% and 50.1% of accounts payable at December 31, 2012 and 2011, respectively. These five suppliers accounted for 71.9%, 70.0% and 72.9% of total product purchases for the years ended December 31, 2012, 2011 and 2010, respectively.

17.	INTEREST RATE SWAP INSTRUMENTS
The Company entered into an interest rate swap agreement effective April 20, 2007 (the “Swap Agreement”) to mitigate the risk associated with its variable interest rate term loan and as required by the RBS Agreement (see Note 8, Credit Facilities). The Swap Agreement required the Company to pay or receive the difference between a fixed rate of interest at 4.995% plus the applicable LIBOR spread versus a floating rate spread on a notional amount of $50,000,000.
The Company entered into a second interest rate swap agreement effective April 23, 2008 (the “New Swap Agreement”) to mitigate the risk associated with its variable interest rate term loan. The New Swap Agreement required the Company to pay or receive the difference between a fixed rate of interest at 3.100% plus the applicable LIBOR spread versus a floating rate spread on a notional amount of $25,000,000.
The Swap Agreement and New Swap Agreement were executed with major financial institutions and required cash settlement on a quarterly basis which was recorded as interest expense. These derivative instruments qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in the fair value of these instruments within its Consolidated Statements of Comprehensive Income.
The Swap Agreement and New Swap Agreement expired in March 31, 2010, and $771,000 associated with these agreements was reclassified from accumulated other comprehensive loss to interest expense in the Consolidated Statements of Operations for the year ended December 31, 2010.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table illustrates the changes in the components of accumulated other comprehensive loss for the years ended December 31, 2012, 2011 and 2010:

	Interest Rate Swap	Foreign Currency Translation	Total

January 1, 2010	$(771)	$(882)	$(1,653)
Change	771	(290)	481
December 31, 2010	—	(1,172)	(1,172)
Change	—	187	187
December 31, 2011	—	(985)	(985)
Change	—	552	552
December 31, 2012	$—	$(433)	$(433)

19.	STOCK COMPENSATION PLANS AND AWARDS
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

December 31, 2012
Weighted- average volatility	45.90%
Expected dividend yield	—%
Expected term (in years)	6
Risk-free rate	1.14%

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table shows the total compensation cost charged against income for stock compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Stock compensation expense	$43	$—	$—
Income tax benefit related to stock compensation	$18	$—	$—

A summary of option activity under the 2012 Plan as of December 31, 2012 and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2011	—	—
Granted	12,466	$18.00
Exercised	—	—
Canceled or expired	—	—
Outstanding - December 31, 2012	12,466	$18.00	5.30	$35,528
Options vested and expected to vest as of December 31, 2012	12,466	$18.00	5.30	$35,528
Options vested and exercisable as of December 31, 2012	—	—		$—

A summary of the status of nonvested shares as of December 31, 2012 and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested - December 31, 2011	—	$—
Granted	12,466	$8.02
Vested	—	$—
Forfeited	—	$—
Nonvested - December 31, 2012	12,466	$8.02

As of December 31, 2012, there was $57,226 of total unrecognized compensation cost related to nonvested stock compensation arrangements granted under the 2012 Plan. Such cost is expected to be recognized over a weighted-average period of 1.30 years.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

20. RELATED PARTY TRANSACTIONS
In connection with our April 2012 IPO, we entered into an amended and restated registration rights agreement with Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited, Officers Nominees Limited, Stockwell Fund, L.P., Brederode International s.à.r.l., HVB Capital Partners AG and certain former stockholders and Jerome Griffith. Jerome Griffith is a party to the agreement only with respect to the piggyback registration rights described below. Pursuant to this registration rights agreement, subject to certain exceptions, holders of a majority of the then registrable common stock collectively have the right to require us to register for public sale under the Securities Act all shares of common stock that it requests be registered. The registration rights agreement limits the requests for registrations pursuant to a fully marketed underwritten offering to three requests per 365-day period, provided that such request covers at least that number of shares with an anticipated gross offering price of $25.0 million. In addition, whenever we propose to file a registration statement under the Securities Act (other than a registration on Form S-4 or Form S-8), we are required to give notice of such registration to all parties to the registration rights agreement that hold registrable securities. Such notified persons have piggyback registration rights providing them the right to have us include their shares of common stock in any such registration, subject to the provisions of the registration rights agreement. All expenses of such registrations (including both demand and piggyback registrations), other than underwriting discounts and commissions incurred in connection with registrations, filings or qualifications, will be paid by us.
Pursuant to the Company’s obligation under the amended and restated registration rights agreement, the Company incurred $634,000 in connection with the secondary offering of the Company’s common stock described in Note 1, Summary of Significant Accounting Policies.

21. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following table sets forth unaudited selected quarterly financial data for the years ended December 31, 2012 and 2011. In the opinion of our management, the following selected quarterly information includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This quarterly data is not necessarily indicative of our operating results for any future period.

	For the three months ended
	March 25, 2012	June 24, 2012	September 23, 2012	December 31, 2012
	(In thousands, except share and per share data)
Net sales	$80,021	$95,823	$95,860	$126,847
Year over year growth %(1)	21%	22%	22%	19%
Gross margin	45,405	54,693	55,175	73,186
Selling, general and administrative expenses	32,129	42,659	37,925	44,070
Operating income	13,276	12,034	17,250	29,116
Net income	2,897	6,485	10,464	16,937
Basic weighted average common shares outstanding(2)	52,536,224	63,838,736	67,866,667	67,866,667
Diluted weighted average common shares outstanding(2)	52,536,224	63,838,825	67,867,667	67,866,991
Basic earnings per common share(2)	$0.06	$0.10	$0.15	$0.25
Diluted earnings per common share(2)	$0.06	$0.10	$0.15	$0.25
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	$6,286	$1,606	$—	$—

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the three months ended
	March 27, 2011	June 26, 2011	September 25, 2011	December 31, 2011
	(In thousands, except per share data)
Net sales	$65,917	$78,676	$78,394	$106,981
Year over year growth %(1)	39%	42%	31%	19%
Gross margin	37,138	43,562	44,984	63,330
Selling, general and administrative expenses	27,755	29,978	32,854	37,994
Operating income	9,383	13,584	12,130	25,336
Net (loss) income	(83)	2,300	1,591	12,784
Basic and diluted weighted average common shares outstanding(2)	52,536,224	52,536,224	52,536,224	52,536,224
Basic and diluted (loss) earnings per common share(2)	$—	$0.04	$0.03	$0.24
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	$5,714	$5,715	$5,714	$5,714

(1)	Year-over-year growth % compares net sales for a particular period with net sales for the comparable prior year interim period.

(2)
Gives effect to the 1-to-2,000 reverse common stock split effected in March 2010, the 101.200929-for-1 common stock split effected on April 4, 2012 and the 1.037857-for-1 common stock split effective April 19, 2012.

22.	SUBSEQUENT EVENTS
Stock Option Grant
On January 4, 2013, the Board of Directors (the “Board”) of the Company approved the grant of non-qualified stock options to purchase shares of the Company’s common stock (the “Stock Options”) to named executive officers, as well as employees of the Company, pursuant to the Tumi Holdings, Inc. 2012 Long-Term Incentive Plan.
The Company issued Stock Options totaling 569,197 shares at an exercise price of $20.45 per share. The Stock Options will vest and become exercisable in five equal installments on each of the first five anniversaries of the date of grant, subject to the applicable grantee’s continued service and subject to other terms and conditions approved by the Board and set forth in the Stock Option Agreement. The Stock Options will expire on the tenth anniversary of the date of grant.
Registered Secondary Offering of the Company’s Common Stock
On March 7, 2013, the Company filed a registration statement on Form S-1 under the Securities Act with the SEC (the “S-1 Registration Statement”) for a secondary offering of common stock of the Company.  The selling stockholders intend to sell shares of our common stock in the offering.  The Company will not receive any proceeds from the sale of shares of our common stock by the selling stockholders. The estimated offering expenses payable by the Company are $500,000, which includes legal and accounting costs and various other fees associated with the offering. The offering is expected to close in April of 2013.