Form 10-Q
period 2013-03-31
Tumi Holdings, Inc.
filed 2013-05-09
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 9, 2013
Common Stock, $0.01 Par Value	67,866,667 shares

TUMI HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Tumi Holdings, Inc.’s (“Tumi”) current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. Tumi generally identifies forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth under the heading “Risk Factors” in Tumi’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 21, 2013. For example, if general economic conditions and the availability of opportunities in the marketplace that complement our store strategy ultimately differ from those anticipated by management, the actual pace of our future store openings may differ materially from the pace contemplated by a forward-looking statement. Forward-looking statements speak only as of the date on which they are made. Tumi expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,766	$36,737
Accounts receivable, less allowance for doubtful accounts of approximately $350 and $340 at March 31, 2013 and December 31, 2012, respectively	26,998	21,405
Other receivables	1,668	1,666
Inventories	70,022	70,866
Prepaid expenses and other current assets	4,119	3,233
Prepaid income taxes	—	384
Deferred tax assets, current	3,851	3,851
Total current assets	134,424	138,142
Property, plant and equipment, net	47,594	47,004
Deferred tax assets, noncurrent	2,158	2,158
Joint venture investment	2,948	2,718
Goodwill	142,773	142,773
Intangible assets, net	130,878	130,946
Deferred financing costs, net of accumulated amortization of $2,799 and $2,758 at March 31, 2013 and December 31, 2012, respectively	660	701
Other assets	5,301	4,799
Total assets	$466,736	$469,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$26,793	$27,366
Accrued expenses	23,237	29,503
Income taxes payable	5,631	—
Total current liabilities	55,661	56,869
Revolving credit facility	33,000	45,000
Other long-term liabilities	7,121	7,271
Deferred tax liabilities	49,016	49,016
Total liabilities	144,798	158,156
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,144,473 issued and 67,866,667 shares outstanding as of March 31, 2013 and December 31, 2012	681	681
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	309,132	308,545
Treasury stock, at cost	(4,874)	(4,874)
Retained earnings	17,701	7,166
Accumulated other comprehensive loss	(702)	(433)
Total stockholders’ equity	321,938	311,085
Total liabilities and stockholders’ equity	$466,736	$469,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2013	March 25, 2012
	(unaudited)
Net sales	$102,925	$80,021
Cost of sales	44,912	34,616
Gross margin	58,013	45,405
OPERATING EXPENSES
Selling	6,369	4,988
Marketing	3,500	2,740
Retail operations	21,576	17,149
General and administrative	8,954	7,252
Total operating expenses	40,399	32,129
Operating income	17,614	13,276
OTHER INCOME (EXPENSES)
Interest expense	(209)	(517)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	(6,286)
Earnings from joint venture investment	455	264
Foreign exchange losses	(646)	(11)
Other non-operating income (expenses)	(222)	172
Total other expenses	(622)	(6,378)
Income before income taxes	16,992	6,898
Provision for income taxes	6,457	4,001
Net income	$10,535	$2,897
Weighted average common shares outstanding:
Basic	67,866,667	52,536,224
Diluted	67,867,790	52,536,224
Basic earnings per common share	$0.16	$0.06
Diluted earnings per common share	$0.16	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	March 31, 2013	March 25, 2012
	(unaudited)
Net income	$10,535	$2,897
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	(269)	545
Comprehensive income	$10,266	$3,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31, 2013	March 25, 2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,535	$2,897
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,399	2,609
Stock compensation expense	587	—
Amortization of deferred financing costs	41	93
Allowance for doubtful accounts	10	10
Joint venture earnings	(455)	(264)
Loss on sale or disposal of fixed assets	102	493
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	6,286
Other non-cash charges	616	117
Changes in operating assets and liabilities
Accounts receivable	(5,788)	701
Other receivables	(25)	(106)
Inventories	648	(2,487)
Prepaid expenses and other current assets	(903)	(669)
Other assets	(626)	549
Prepaid income taxes	384	—
Accounts payable	2	(3,389)
Accrued expenses	(7,096)	(3,371)
Income taxes payable	5,643	(1,524)
Other liabilities	(132)	316
Total adjustments	(3,593)	(636)
Net cash provided by operating activities	6,942	2,261
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,889)	(3,496)
Net cash used in investing activities	(3,889)	(3,496)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Three Months Ended
	March 31, 2013	March 25, 2012
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	(12,000)	—
Payments for initial public offering costs	—	(1,003)
Net cash used in financing activities	(12,000)	(1,003)
Effect of exchange rate changes on cash	(24)	47
Net decrease in cash and cash equivalents	(8,971)	(2,191)
Cash and cash equivalents at beginning of period	36,737	32,735
Cash and cash equivalents at end of period	$27,766	$30,544
Supplemental disclosures of cash flow information:
Noncash investing activity—property, plant and equipment obligations	$4,609	$2,822
Noncash financing activity—deferred offering costs obligations	$—	$2,281

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
Registered Secondary Offerings of the Company’s Common Stock
In November 2012, the Company completed a secondary offering of common stock sold by certain of the Company’s stockholders. The selling stockholders, which included certain of the Company’s officers, sold 11,375,975 shares of our common stock in the offering (inclusive of 1,275,975 shares of common stock from the partial exercise of the option granted to the underwriters to purchase additional shares from certain of the selling stockholders). The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering expenses incurred by the Company were approximately $634,000, which included legal and accounting costs and various other fees associated with the offering.
In April 2013, the Company completed an additional secondary offering of common stock (see Note 17—Subsequent Events).

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 21, 2013.
The condensed consolidated balance sheet as of December 31, 2012 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by US GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the full year 2013 or any future period.
Reporting Periods
The reporting periods for the Company’s unaudited interim quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2013 and January 1, 2012 and ended on March 31, 2013 and March 25, 2012, respectively.
Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangibles, allowance for doubtful accounts, adjustments for slow-moving and obsolete inventory, accrued warranties, realization of deferred tax assets, income tax uncertainties and useful lives of assets. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
As of March 31, 2013, the total balances in U.S. bank accounts over the Federal Deposit Insurance Company limit then in effect was approximately $22,860,000. The total balance in international bank accounts as of March 31, 2013 was approximately $2,139,000.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and the Company’s variable interest rate credit facility (see Note 9, Credit Facility) were reasonable estimates of their fair value as of March 31, 2013. If measured at fair value in the financial statements, the Company’s variable interest rate credit facility would be classified as Level 2 in the fair value hierarchy.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income.” The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance was effective prospectively for fiscal years and interim periods beginning after December 15, 2012, with early adoption permitted.  The Company adopted the amended guidance effective January 1, 2013 and it did not have a material effect on its condensed consolidated financial statements.

3.	STOCKHOLDERS’ EQUITY
Activity for the three months ended March 31, 2013 in the accounts of Stockholders’ Equity is summarized below:

	Common Stock
	Shares	Par Value	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share data)
Balance as of January 1, 2013	68,144,473	$681	$308,545	$(4,874)	$7,166	$(433)	$311,085
Net income	—	—	—	—	10,535	—	10,535
Stock compensation		—	587	—	—	—	587
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(269)	(269)
Balance as of March 31, 2013	68,144,473	$681	$309,132	$(4,874)	$17,701	$(702)	$321,938

As of March 31, 2013, the Company held 277,806 shares of common stock in treasury.
The balance in accumulated other comprehensive loss consists only of foreign currency translation adjustments, net of tax.
Stock Splits
In connection with the April 2012 IPO, the Company’s Board of Directors approved a 101.200929-for-1 common stock split and a subsequent 1.037857-for-1 common stock split, which were effective April 4, 2012 and April 19, 2012, respectively.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

All common share and per share amounts in the condensed consolidated financial statements have been adjusted retrospectively for all prior periods presented to reflect the 101.200929-for-1 and 1.037857-for-1 common stock splits.

4. INVENTORIES
Inventories consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Raw materials	$263	$275
Finished goods	69,759	70,591
Total inventories	$70,022	$70,866

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		March 31, 2013	December 31, 2012
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	3,429	3,429
Leasehold and store enhancements	5 to 10 years	76,878	75,725
Furniture, computers and equipment	3 to 5 years	16,860	16,599
Capitalized software	5 years	2,768	2,532
Fixtures, dies and autos	3 to 5 years	22,145	21,359
Construction in progress		4,949	4,070
		127,514	124,199
Less accumulated depreciation and amortization		(79,920)	(77,195)
		$47,594	$47,004

Depreciation and amortization expense on property, plant and equipment was $3,331,000 and $2,541,000 for the three months ended March 31, 2013 and March 25, 2012, respectively.

6.	JOINT VENTURE INVESTMENT
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”). The purpose of Tumi Japan is to sell, promote and distribute the Company’s products in Japan. This investment is accounted for under the equity method.
Sales to Itochu were $3,500,000 and $2,717,000 for the three months ended March 31, 2013 and March 25, 2012, respectively. As of March 31, 2013, the Company had accounts receivable due from Itochu of $882,000.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The balance of goodwill and the classification by segment has not changed from December 31, 2012. For the three months ended March 31, 2013, there were no changes to intangible assets other than amortization expense recorded of $68,000.

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

Three Months Ended
March 31, 2013
(In thousands)
Liability, beginning of period	$6,807
Provision for warranties	1,069
Warranty claims	(915)
Liability, end of period	$6,961

9.	CREDIT FACILITY

Amended and Restated Credit Facility
In connection with the IPO, on April 4, 2012, Tumi, Inc. and Tumi Stores, Inc. (the “Borrowers”) entered into an amended and restated credit facility (the “Amended Credit Facility”), with Wells Fargo Bank National Association (“Wells Fargo”) as lender and collateral agent.
On April 4, 2012, the Company had $60,000,000 outstanding on its then-current term loan facility and no balance outstanding on its revolving credit facility for which the total capacity was $10,000,000. The Company had, however, utilized $250,000 under the revolving facility for letters of credit. Based on the Company’s calculated leverage ratio at the time, the facility bore interest at either the market LIBOR rate plus 175 basis points or the prime rate plus 75 basis points.
The Amended Credit Facility consolidated the term loan facility and the revolving credit facility previously provided in the Company’s former credit facility into a single $70,000,000 senior secured revolving credit facility with Wells Fargo as the sole lender, and extended the maturity of the facility until April 4, 2017. The Amended Credit Facility includes a letter of credit sublimit not to exceed the undrawn amount of the revolving commitments.
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
As of March 31, 2013 and December 31, 2012, the Company had $33,000,000 and $45,000,000 outstanding under the Amended Credit Facility, respectively. As of March 31, 2013 and December 31, 2012, the facility bore interest at the market LIBOR rate (0.21% and 0.22%) plus 100 basis points, respectively. Letters of credit outstanding at March 31, 2013 and December 31, 2012 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $36,714,000 and $24,714,000, respectively. The fee for the unused portion of the facility was $12,000 for the three months ended March 31, 2013.
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
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance in all material respects with all such covenants as of March 31, 2013.

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
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2023, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the three months ended March 31, 2013 and March 25, 2012.
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
Income tax expense in 2013 is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period. The Company’s

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

consolidated effective tax rate in respect of continuing operations for the three months ended March 31, 2013 and March 25, 2012 was 38.0% and 58.0%, respectively. The effective tax rate was favorably impacted by the reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012.

12.	MANDATORILY REDEEMABLE PREFERRED STOCK AND PREFERRED EQUITY INTERESTS
In connection with the IPO in April 2012, the Company repurchased all of its mandatorily redeemable Series A preferred stock, par value $0.01, and all of its preferred equity interest units. This included 77,500 shares of Series A preferred stock, with a subscription price of $77,500,000, and 50,000 preferred equity interest units, with a subscription price of $50,000,000. All of the mandatorily redeemable preferred stock and preferred equity interests were issued during 2004 in connection with an acquisition. The mandatorily redeemable preferred stock and preferred equity interests had identical rights and preferences and accrued dividends at the rate of 10% compounded annually and were cumulative.
The mandatorily redeemable preferred stock and preferred equity interests repurchased totaled $259,321,000, comprised of $157,627,000 of Series A preferred stock, inclusive of $80,127,000 of accrued dividends, and $101,694,000 of preferred equity interests, inclusive of $51,694,000 of accrued dividends.

13.	EARNINGS PER SHARE
The following table summarizes the calculation of basic and diluted earnings per common share (adjusted for stock splits described in Note 3—Stockholders’ Equity) for the three months ended March 31, 2013 and March 25, 2012:

	Three Months Ended
	March 31, 2013	March 25, 2012
	(In thousands, except share and per share data)
Basic earnings per common share:
Numerator:
Net income	$10,535	$2,897
Denominator:
Basic weighted average common shares outstanding	67,866,667	52,536,224
Basic earnings per common share	$0.16	$0.06

Diluted earnings per common share:
Numerator:
Net income	$10,535	$2,897
Denominator:
Number of shares used in basic calculation	67,866,667	52,536,224
Weighted average dilutive effect of employee stock options	1,123	—
Diluted weighted average common shares outstanding	67,867,790	52,536,224
Diluted earnings per common share	$0.16	$0.06

In addition to the dilutive options, options to purchase 574,047 common shares were outstanding as of March 31, 2013 but not included in the computation of diluted net income per common share for the three months then ended as their effect on such period would be antidilutive.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

14.	SEGMENT INFORMATION
Segment Results
The table below presents information for net sales, operating income and depreciation and amortization by segment for the three months ended March 31, 2013 and March 25, 2012:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Three Months Ended March 31, 2013
Net sales	$44,164	$4,274	$21,366	$33,121	$—	$102,925
Operating income (loss)	$11,834	$100	$8,071	$10,454	$(12,845)	$17,614
Depreciation and amortization	$1,647	$251	$234	$837	$430	$3,399
Three Months Ended March 25, 2012
Net sales	$34,388	$3,229	$17,056	$25,348	$—	$80,021
Operating income (loss)	$9,255	$(290)	$6,492	$8,094	$(10,275)	$13,276
Depreciation and amortization	$1,342	$229	$169	$553	$316	$2,609

15.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable are comprised primarily of large balances due from a small number of major customers, principally large department and specialty luggage stores dispersed throughout the United States. Failure of one of the major customers to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 18.0% and 18.5% of consolidated trade accounts receivable at March 31, 2013 and December 31, 2012, respectively. These five customers accounted for 11.8% and 12.9% of consolidated net sales for the three months ended March 31, 2013 and March 25, 2012, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 58.1% and 37.2% of accounts payable at March 31, 2013 and December 31, 2012, respectively. These five suppliers accounted for 78.8% and 79.4% of total product purchases for the three months ended March 31, 2013 and March 25, 2012, respectively.

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
The following table presents the weighted-average assumptions used to estimate the fair value of the options granted during the periods presented:

Three Months Ended
March 31, 2013
Weighted-average volatility	45.90%
Expected dividend yield	—%
Expected term (in years)	6
Risk-free rate	1.07%
The following table shows the total compensation cost charged against income for stock compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Three Months Ended
	March 31, 2013	March 25, 2012
	(In thousands)
Stock compensation expense	$587	$—
Income tax benefit related to stock compensation	$223	$—
A summary of option activity under the 2012 Plan as of March 31, 2013 and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2012	12,466	$18.00
Granted	574,047	$20.47
Exercised	—	—
Canceled or expired	—	—
Outstanding - March 31, 2013	586,513	$20.42	9.75	$315,557
Options vested and expected to vest as of March 31, 2013	586,513	$20.42	9.75	$315,557
Options vested and exercisable as of March 31, 2013	—	$—		$—

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of the status of nonvested shares as of March 31, 2013 and changes during the three months then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested - December 31, 2012	12,466	$8.02
Granted	574,047	$9.10
Vested	—	$—
Forfeited	—	$—
Nonvested - March 31, 2013	586,513	$9.08

As of March 31, 2013, there was $4,695,078 of total unrecognized compensation cost related to nonvested stock compensation arrangements granted under the 2012 Plan. Such cost is expected to be recognized over a weighted-average period of 2.73 years.

17.	SUBSEQUENT EVENTS
Registered Secondary Offering of the Company’s Common Stock
In April 2013, the Company completed an additional secondary offering of common stock sold by certain of the Company’s stockholders. The selling stockholders, which included certain of the Company’s officers, sold 11,661,000 shares of our common stock in the offering (inclusive of 1,521,000 shares of common stock from the full exercise of the option granted to the underwriters to purchase additional shares from certain of the selling stockholders). The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering expenses incurred by the Company were approximately $477,000, which included legal and accounting costs and various other fees associated with the offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Tumi Holdings, Inc.’s (together with its subsidiaries, “Tumi”, the “Company”, “we”, “us”, and “our”) condensed consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Cautionary Note Regarding Forward-Looking Statements” for further information regarding forward-looking statements. We generally identify forward-looking statements by words such as“anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 21, 2013, and elsewhere in this report. We urge you not to place undue reliance on these forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Historical results are not necessarily indicative of the results expected for any future period.
The reporting periods for our unaudited quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth fiscal quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2013 and January 1, 2012 and ended on March 31, 2013 and March 25, 2012, respectively.
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
We have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales have grown from $80.0 million in the three months ended March 25, 2012 to $102.9 million in the three months ended March 31, 2013. This increase in net sales resulted primarily from an increase in the number of our company-owned stores, as well as an increase in average net sales per square foot in company-owned stores, and continuous growth in our North America and international wholesale sales. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have recently increased our focus on our women’s line and on our online presence.
In recent years, the travel products industry has seen a trend in consumer preferences towards lighter-weight luggage and travel accessories, as well as merchandise that makes mobile computing and communication more convenient. In light of these trends, Tumi has developed products that fulfill those identified needs, such as our Vapor and Tegra-Lite lines, as well as a variety of mobile electronic accessories designed for frequent travelers. We have seen an increase in the relative percentage of our net sales derived from our accessories line, our premium product line and our core product line in recent years.

We believe there is a significant opportunity to continue to expand Tumi’s store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestige street venues. We had 4 new company-owned store openings (offset by 1 store closing) in the three months ended March 31, 2013. We expect to open 8 to 16 company-owned stores in North America and Western Europe in each of 2013 and 2014, with the majority being full-price stores, while also expanding our online presence.
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
Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base. We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestige street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations. We have opened 45 company-owned stores since January 1, 2009 (3 stores in 2009, 8 stores in 2010, 11 stores in 2011, 19 stores in 2012 and 4 stores in the three months ended March 31, 2013), bringing our total to 117 company owned stores as of March 31, 2013. We currently expect to open 8 to 16 company-owned stores in each of 2013 and 2014. While we may be unable to successfully open new company-owned stores according to plan, we have identified approximately 200 potential sites for new company-owned stores and believe we have a market opportunity to more than triple our current number of company-owned retail and outlet stores over the long term.

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
Adjusted EBITDA increased by approximately $4.6 million, or 28%, to $20.9 million for the three months ended March 31, 2013 from $16.3 million for the three months ended March 25, 2012. This increase was primarily due to higher net sales and gross margin dollars partially offset by an increase in operating expenses.

A reconciliation of net income to net income before preferred dividend expense (non-cash) and adjusted EBITDA is presented below:

	Three Months Ended
	March 31, 2013	March 25, 2012
	(In thousands)
Net income	$10,535	$2,897
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	6,286
Net income before preferred dividend expense (non-cash)	10,535	9,183
Interest expense	209	517
Provision for income taxes	6,457	4,001
Depreciation and amortization	3,399	2,609
Loss on disposal of fixed assets	102	493
Other	192	(505)
Adjusted EBITDA	$20,894	$16,298

Average net sales per square foot is calculated using net sales for the last twelve months for all stores opened for the full twelve months. Average net sales per square foot increased by approximately $51, or 5%, to $1,102 as of March 31, 2013 from $1,051 as of December 31, 2012. This increase was primarily due to higher store traffic and new product introductions.

Results of Operations
The following tables set forth condensed consolidated operating results and other operating data for the periods indicated:
Operating results

	Three Months Ended
	March 31, 2013	March 25, 2012
	(In thousands)
Net sales	$102,925	$80,021
Cost of sales	44,912	34,616
Gross margin	58,013	45,405
OPERATING EXPENSES
Selling	6,369	4,988
Marketing	3,500	2,740
Retail operations	21,576	17,149
General and administrative	8,954	7,252
Total operating expenses	40,399	32,129
Operating income	17,614	13,276
OTHER INCOME (EXPENSES)
Interest expense	(209)	(517)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	(6,286)
Earnings from joint venture investment	455	264
Foreign exchange losses	(646)	(11)
Other non-operating income (expenses)	(222)	172
Total other expenses	(622)	(6,378)
Income before income taxes	16,992	6,898
Provision for income taxes	6,457	4,001
Net income	$10,535	$2,897

Percentage of net sales

	Three Months Ended
	March 31, 2013	March 25, 2012
Net sales	100%	100%
Cost of sales	44%	43%
Gross margin	56%	57%
OPERATING EXPENSES
Selling	6%	6%
Marketing	3%	3%
Retail operations	21%	22%
General and administrative	9%	9%
Total operating expenses	39%	40%
Operating income	17%	17%
OTHER INCOME (EXPENSES)
Interest expense	—%	—%
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	(8)%
Earnings from joint venture investment	—	—
Foreign exchange losses	(1)%	—
Other non-operating income (expenses)	—	—
Total other expenses	(1)%	(8)%
Income before income taxes	16%	9%
Provision for income taxes	6%	5%
Net income	10%	4%

The following table summarizes the number of company-owned stores open at the beginning and end of the three months ended March 31, 2013:

Three Months Ended
March 31, 2013
Number of stores open at beginning of period	114
Stores added	4
Stores closed	(1)
Number of stores open at end of period	117

Three months ended March 31, 2013 compared with the three months ended March 25, 2012
Net Sales
The following table presents net sales by operating segment for the three months ended March 31, 2013 compared with the three months ended March 25, 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 25, 2012	% Change
	(In thousands)
Direct-to-Consumer North America	$44,164	$34,388	28%
Direct-to-Consumer International	4,274	3,229	32%
Indirect-to-Consumer North America	21,366	17,056	25%
Indirect-to-Consumer International	33,121	25,348	31%
Total	$102,925	$80,021	29%

Net sales increased $22.9 million, or 29%, to $102.9 million for the three months ended March 31, 2013 from $80.0 million for the three months ended March 25, 2012. There were 5 additional sales days in the first quarter of 2013 as compared to 2012. Net sales have increased across all of our operating segments for the three months ended March 31, 2013 as compared with the three months ended March 25, 2012, as store traffic patterns have remained strong, we have continued to open new wholesale doors and customers have responded positively to new product introductions. Additionally, there were 4 new company-owned store openings during the three months ended March 31, 2013 (offset by 1 store closing). We have continued to grow our own e-commerce websites and our wholesale customers’ e-commerce websites also showed positive results. Consumer response to several new product initiatives contributed to their performance. There was positive reaction to the Ticon premium leather and fabric day bag collection and introductions of new colors in the Alpha Lightweight and Tegra-Lite collections. In the women’s line, both the Carlyle and Voyager collections introduced seasonal colors which performed well. Cargo and Network T-Tech collections also received strong customer response.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 28% increase for the three months ended March 31, 2013 as compared with the three months ended March 25, 2012. Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2011 will not impact the comparable store comparison until January 1, 2013. North America full-price comparable store sales increased 8%, North America outlet comparable store sales increased 26% and our North America e-commerce sales increased 30%. Overall, including our e-commerce website, North America comparable store sales increased 16% for the period.
Net sales attributable to the Direct-to-Consumer International segment experienced a 32% increase for the three months ended March 31, 2013 as compared with the three months ended March 25, 2012, with full-price comparable store sales, excluding e-commerce, up 17% (16% in local currency) and international outlet comparable store sales up 38% (37% in local currency). Our international e-commerce sales were down 4% (5% in local currency). Overall, including our e-commerce websites, our international comparable store sales were up 21% (20% in local currency) for the period. Management changes made last year have had a positive impact on international store operations. European e-commerce sales were impacted negatively by selective stock outages of certain best sellers that were allocated to brick and mortar stores.
Overall, including e-commerce, comparable store sales for all Direct-to-Consumer channels increased 16% globally for the three months ended March 31, 2013 as compared with the three months ended March 25, 2012.
Net sales attributable to the Indirect-to-Consumer North America segment increased 25% and net sales attributable to the Indirect-to-Consumer International segment increased 31% for the three months ended March 31, 2013 as compared with the three months ended March 25, 2012. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites as well as the aforementioned positive response to new product introductions. Our Indirect-to-Consumer International net sales have been favorably impacted by strong performance in Asia related to the opening of new wholesale points of distribution and in the Europe, Middle East and Africa region, or EMEA, aided by positive reaction to new product introductions.

Operating income
The following table presents operating income (loss) by operating segment for the three months ended March 31, 2013 compared with the three months ended March 25, 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 25, 2012	% Change
	(In thousands)
Direct-to-Consumer North America	$11,834	$9,255	28%
Direct-to-Consumer International	100	(290)	*NM
Indirect-to-Consumer North America	8,071	6,492	24%
Indirect-to-Consumer International	10,454	8,094	29%
Non-allocated corporate expenses	(12,845)	(10,275)	(25)%
Total	$17,614	$13,276	33%
__________________
*NM: not meaningful

Operating income increased $4.3 million, or 33%, to $17.6 million for the three months ended March 31, 2013 from $13.3 million for the three months ended March 25, 2012. This improvement was a result of higher revenues and improved gross margin dollars partially offset by higher operating expenses. All operating segments improved as compared with the comparable prior year period. Our operating segments have benefited from positive reaction to new product introductions, new store openings in the Direct-to-Consumer North America segment, and continued strong Indirect-to-Consumer net sales growth in the Asia Pacific and EMEA regions. Operating expenses have increased principally due to higher retail operations expenses related to the cost of new store openings and the wrap effect of stores opened in 2012. We also incurred $0.5 million of offering costs associated with the secondary offering completed in April 2013. Operating margin improved marginally to 17% (17.1%) for the three months ended March 31, 2013 as compared with the three months ended March 25, 2012 (16.6%). However, excluding the aforementioned offering costs, operating margin increased to 18% for the three months ended March 31, 2013. Non-allocated corporate expenses represent expenses not attributable to a particular operating segment, and consist of core corporate expenses such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs. As we expand our business and incur additional expenses associated with being a public company, we believe general and administrative expenses will increase in dollar amount in future periods, although we expect to leverage these expenses against sales as the business grows.
Other income and expenses
Other expenses decreased $5.8 million to $0.6 million for the three months ended March 31, 2013 from $6.4 million for the three months ended March 25, 2012. Total other income and expenses for the three months ended March 25, 2012 include dividend expense on mandatorily redeemable preferred stock and preferred equity interests, a non-cash charge. The overall decrease in other expenses was attributable to a reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012. Excluding this one item, total other expenses increased $0.5 million to $0.6 million for the three months ended March 31, 2013 from $0.1 million for the three months ended March 25, 2012, mainly due to losses resulting from fluctuations in the foreign currency exchange rate.
Income tax expense
Provision for income taxes increased $2.5 million, or 61%, to $6.5 million in the three months ended March 31, 2013 from $4.0 million in the three months ended March 25, 2012, due principally to higher income before taxes. The effective tax rate was favorably impacted by the reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012.
Net income
Net income increased $7.6 million to $10.5 million for the three months ended March 31, 2013 from $2.9 million for the three months ended March 25, 2012. The increase in net income was due mainly to the increase in net sales and gross margin dollars as well as the aforementioned reduction in dividend expense on mandatorily redeemable preferred stock and preferred equity interests.

Basic and diluted weighted average shares outstanding for the three months ended March 31, 2013 and March 25, 2012 were 67.9 million and 52.5 million shares, respectively. Basic and diluted EPS was $0.16 per share for the three months ended March 31, 2013 versus $0.06 per share for the three months ended March 25, 2012.
Net income before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $10.5 million and $9.2 million for the three months ended March 31, 2013 and March 25, 2012, respectively. Basic and diluted EPS before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $0.16 per share and $0.17 per share for the three months ended March 31, 2013 and March 25, 2012, respectively.

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
Cash and cash equivalents
As of March 31, 2013, we had cash and cash equivalents of $27.8 million. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.
Cash flows from operating activities
Cash flows from operating activities consisted primarily of net income adjusted for certain non-cash items, including depreciation and amortization, stock compensation expense, dividend expense on mandatorily redeemable preferred stock and preferred equity interests and other non-cash charges. Our cash flows from operations are largely dependent on sales to consumers and wholesale customers, which are in turn dependent on consumer confidence, store traffic, conversion, business travel and general economic conditions. We believe we have the ability to conserve liquidity when economic conditions become less favorable through any number of strategies including curtailment of store expansion plans and cutting discretionary spending.
We generated cash flows from operations of $6.9 million during the three months ended March 31, 2013, compared to $2.3 million during the three months ended March 25, 2012. The principal reason for this increase was the improvement in gross margin dollars.
Investing activities
Cash flows used for investing activities consisted of capital expenditures for store expansion plans, store renovations, store openings, information technology infrastructure and product tooling costs.
Cash used for capital expenditures was $3.9 million and $3.5 million for the three months ended March 31, 2013 and March 25, 2012, respectively. The increase was due principally to the investment in our United States warehouse expansion project.
Financing activities
Cash used in financing activities was $12.0 million for the three months ended March 31, 2013 compared to $1.0 million for the three months ended March 25, 2012. The increase was mainly attributable to additional repayments of bank debt during 2013.

Amended and restated credit facility
In connection with the IPO, on April 4, 2012, Tumi, Inc. and Tumi Stores, Inc., the Borrowers, entered into the Amended Credit Facility, with Wells Fargo as lender and collateral agent.
On April 4, 2012, the Company’s had $60,000,000 outstanding on its then-current term loan facility and no balance outstanding on its revolving credit facility for which the total capacity was $10,000,000. The Company had, however, utilized $250,000 under the revolving facility for letters of credit. Based on the Company’s calculated leverage ratio at the time, the facility bore interest at either the market LIBOR rate plus 175 basis points or the prime rate plus 75 basis points.
The Amended Credit Facility consolidated the term loan facility and the revolving credit facility previously provided in the Company’s former credit facility into a single $70,000,000 senior secured revolving credit facility with Wells Fargo as the sole lender, and extended the maturity of the facility until April 4, 2017. The Amended Credit Facility includes a letter of credit sublimit not to exceed the undrawn amount of the revolving commitments.
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
As of March 31, 2013 and December 31, 2012, the Company had $33,000,000 and $45,000,000 outstanding under the Amended Credit Facility, respectively. As of March 31, 2013 and December 31, 2012, the facility bore interest at the market LIBOR rate (0.21% and 0.22%) plus 100 basis points, respectively. Letters of credit outstanding at March 31, 2013 and December 31, 2012 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $36,714,000 and $24,714,000, respectively. The fee for the unused portion of the facility was $12,000 for the three months ended March 31, 2013.
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
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Borrowers were in compliance in all material respects with all such covenants as of March 31, 2013.
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

Contractual Obligations
There have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 21, 2013.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no material changes to the description of our critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 21, 2013.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued guidance on accumulated other comprehensive income. The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance was effective prospectively for fiscal years and interim periods beginning after December 15, 2012, with early adoption permitted.  We adopted the amended guidance effective January 1, 2013 and it did not have a material effect on our condensed consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 21, 2013. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 21, 2013.

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
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including proceedings to protect our intellectual property rights. As part of our monitoring program for our intellectual property rights, from time to time we file lawsuits in the U.S. and abroad for acts of trademark counterfeiting, trademark infringement, trademark dilution, patent infringement or breach of other state or foreign laws. These actions often result in seizure of counterfeit merchandise and negotiated settlements with defendants. Defendants sometimes raise the invalidity or unenforceability of our proprietary rights as affirmative defenses or counterclaims. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of any pending proceedings, either individually or in the aggregate, would be material to our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
Except as presented below, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 21, 2013.
Doughty Hanson exerts significant influence over us and our significant corporate decisions.
In April 2013, we completed a secondary offering of common stock. As of the completion of such offering, Doughty Hanson owned 25% of our outstanding common stock and controlled 25% of the outstanding voting power of our common stock. For so long as Doughty Hanson owns a significant portion of our common stock, Doughty Hanson will be able to exert significant voting influence over us and our significant corporate decisions. The concentration of ownership could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Additionally, Doughty Hanson may act in a manner that advances its best interests and not necessarily those of other stockholders, by, among other things:

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of May.

/s/ Jerome Griffith
Jerome Griffith
Chief Executive Officer, President and Director

/s/ Michael J. Mardy
Michael J. Mardy
Chief Financial Officer, Executive Vice President and Director

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended offer letter, dated October 12, 2011, from Tumi, Inc. to Adam Levy
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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