Form 10-Q
period 2013-06-30
Tumi Holdings, Inc.
filed 2013-08-08
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 8, 2013
Common Stock, $0.01 Par Value	67,866,667 shares

TUMI HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Tumi Holdings, Inc.’s (“Tumi”) current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. Tumi generally identifies forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth under the heading “Risk Factors” in Tumi’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 21, 2013 and in Tumi’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 9, 2013. For example, if general economic conditions and the availability of opportunities in the marketplace that complement our store strategy ultimately differ from those anticipated by management, the actual pace of our future store openings may differ materially from the pace contemplated by a forward-looking statement. Forward-looking statements speak only as of the date on which they are made. Tumi expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,644	$36,737
Accounts receivable, less allowance for doubtful accounts of approximately $467 and $340 at June 30, 2013 and December 31, 2012, respectively	27,502	21,405
Other receivables	1,517	1,666
Inventories	80,739	70,866
Prepaid expenses and other current assets	5,676	3,233
Prepaid income taxes	1,926	384
Deferred tax assets, current	3,851	3,851
Total current assets	146,855	138,142
Property, plant and equipment, net	50,641	47,004
Deferred tax assets, noncurrent	2,158	2,158
Joint venture investment	2,975	2,718
Goodwill	142,773	142,773
Intangible assets, net	130,809	130,946
Deferred financing costs, net of accumulated amortization of $2,840 and $2,758 at June 30, 2013 and December 31, 2012, respectively	619	701
Other assets	6,049	4,799
Total assets	$482,879	$469,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$42,174	$27,366
Accrued expenses	27,487	29,503
Total current liabilities	69,661	56,869
Revolving credit facility	23,000	45,000
Other long-term liabilities	7,467	7,271
Deferred tax liabilities	49,016	49,016
Total liabilities	149,144	158,156
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,144,473 shares issued and 67,866,667 shares outstanding as of June 30, 2013 and December 31, 2012	681	681
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	309,649	308,545
Treasury stock, at cost	(4,874)	(4,874)
Retained earnings	28,895	7,166
Accumulated other comprehensive loss	(616)	(433)
Total stockholders’ equity	333,735	311,085
Total liabilities and stockholders’ equity	$482,879	$469,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
	(unaudited)		(unaudited)
Net sales	$108,189	$95,823	$211,114	$175,844
Cost of sales	45,879	41,130	90,791	75,746
Gross margin	62,310	54,693	120,323	100,098
OPERATING EXPENSES
Selling	7,237	6,092	13,606	11,080
Marketing	3,528	3,574	7,028	6,314
Retail operations	24,467	19,187	46,043	36,336
General and administrative	9,220	13,806	18,174	21,058
Total operating expenses	44,452	42,659	84,851	74,788
Operating income	17,858	12,034	35,472	25,310
OTHER INCOME (EXPENSES)
Interest expense	(199)	(350)	(408)	(867)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	(1,606)	—	(7,892)
Earnings from joint venture investment	32	407	487	671
Foreign exchange gains (losses)	12	(684)	(634)	(695)
Other non-operating income (expenses)	16	55	(206)	227
Total other expenses	(139)	(2,178)	(761)	(8,556)
Income before income taxes	17,719	9,856	34,711	16,754
Provision for income taxes	6,525	3,371	12,982	7,372
Net income	$11,194	$6,485	$21,729	$9,382
Weighted average common shares outstanding:
Basic	67,866,667	63,838,736	67,866,667	58,380,136
Diluted	67,868,475	63,838,825	67,868,134	58,380,182
Basic earnings per common share	$0.16	$0.10	$0.32	$0.16
Diluted earnings per common share	$0.16	$0.10	$0.32	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
	(unaudited)		(unaudited)
Net income	$11,194	$6,485	$21,729	$9,382
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	86	(171)	(183)	374
Comprehensive income	$11,280	$6,314	$21,546	$9,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30, 2013	June 24, 2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,729	$9,382
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,864	5,296
Share-based compensation expense	1,104	12
Amortization of deferred financing costs	82	136
Allowance for doubtful accounts	127	30
Joint venture earnings	(487)	(671)
Loss on sale or disposal of fixed assets	141	389
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	7,892
Other non-cash charges	417	946
Changes in operating assets and liabilities
Accounts receivable	(6,531)	(3,184)
Other receivables	143	(96)
Inventories	(9,990)	(11,155)
Prepaid expenses and other current assets	(2,448)	(786)
Other assets	(1,316)	801
Prepaid income taxes	(1,543)	(5,693)
Accounts payable	14,172	6,205
Accrued expenses	(2,664)	(1,993)
Income taxes payable	6	(4,324)
Other liabilities	205	434
Total adjustments	(1,718)	(5,761)
Net cash provided by operating activities	20,011	3,621
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,066)	(8,284)
Net cash used in investing activities	(9,066)	(8,284)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Six Months Ended
	June 30, 2013	June 24, 2012
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	$(22,000)	$(2,000)
Payments of long-term debt	—	(4,000)
Proceeds from issuance of common stock, net of underwriters’ discounts and commissions	—	264,091
Payment for repurchase of preferred shares and preferred equity interests	—	(259,321)
Repurchase of common stock	—	(4,700)
Payments for initial public offering costs	—	(1,260)
Net cash used in financing activities	(22,000)	(7,190)
Effect of exchange rate changes on cash	(38)	(60)
Net decrease in cash and cash equivalents	(11,093)	(11,913)
Cash and cash equivalents at beginning of period	36,737	32,735
Cash and cash equivalents at end of period	$25,644	$20,822
Supplemental disclosures of cash flow information:
Noncash investing activity—property, plant and equipment obligations	$5,576	$3,794
Noncash financing activity—deferred offering costs obligations	$—	$2,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	BASIS OF PRESENTATION AND ORGANIZATION
Nature of Operations
Tumi Holdings, Inc. (together with its subsidiaries, the “Company”) is a leading designer, producer and marketer of a comprehensive line of travel and business products and accessories in multiple categories. Prior to the Company’s initial public offering (the “IPO”) in April 2012, the Company also included its controlled affiliate, Tumi II, LLC (the “LLC”). In connection with the IPO, the LLC was merged with and into Tumi Holdings, Inc., with Tumi Holdings, Inc. continuing as the surviving corporation. The Company’s product offerings include travel bags, business cases, totes, handbags, business and travel accessories and small leather goods. The Company designs its products for, and markets its products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status and durability of Tumi products. The Company sells its products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. The Company has approximately 1,800 points of distribution in over 75 countries, and its global distribution network is enhanced by the use of its three logistics facilities located in the United States, Europe and Asia. The Company designs its products in its U.S. design studios and selectively collaborates with well-known, international industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean.
The Company’s business is seasonal in nature and, as a result, net sales and working capital requirements fluctuate from quarter to quarter. The Company’s fourth quarter is a significant period with regards to the results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. During the fourth quarter, the Company expects inventory levels, along with an increase in accounts payable and accrued expenses, to reach their highest levels in anticipation of the increased net sales.
Initial Public Offering
In April 2012, the Company completed its IPO of 15,608,221 shares of common stock sold by the Company and 5,988,624 shares of common stock sold by certain of the Company’s stockholders (inclusive of 2,816,980 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters). The initial public offering price of the shares sold in the IPO was $18.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The total proceeds to the Company, net of underwriters’ discounts and commissions, were approximately $264.1 million. The Company used the net proceeds received from the IPO to repurchase all of its preferred stock and preferred equity interests and 277,778 shares of its common stock owned by funds managed by, or entities affiliated with, Doughty Hanson & Co. Managers Limited (collectively, “Doughty Hanson”). The IPO costs incurred were charged against the net proceeds of the IPO and recorded in stockholders’ equity during the second quarter of 2012.
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
Reporting Periods
The reporting periods for the Company’s unaudited interim quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on April 1, 2013 and March 26, 2012 and ended on June 30, 2013 and June 24, 2012, respectively. The six-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2013 and 2012 and ended on June 30, 2013 and June 24, 2012, respectively.
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
Cash and Cash Equivalents
As of June 30, 2013, the total balances in U.S. bank accounts over the Federal Deposit Insurance Company limit then in effect was approximately $20,488,000. The total balance in international bank accounts as of June 30, 2013 was approximately $4,024,000.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and the Company’s variable interest rate credit facility (see Note 9, Credit Facility) were reasonable estimates of their fair value as of June 30, 2013. The Company’s variable interest rate credit facility is classified as Level 2 in the fair value hierarchy.

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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

3.	STOCKHOLDERS’ EQUITY
Activity for the six months ended June 30, 2013 in the accounts of Stockholders’ Equity is summarized below:

	Common Stock
	Shares	Par Value	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share data)
Balance as of January 1, 2013	68,144,473	$681	$308,545	$(4,874)	$7,166	$(433)	$311,085
Net income	—	—	—	—	21,729	—	21,729
Share-based compensation		—	1,104	—	—	—	1,104
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(183)	(183)
Balance as of June 30, 2013	68,144,473	$681	$309,649	$(4,874)	$28,895	$(616)	$333,735

As of June 30, 2013, the Company held 277,806 shares of common stock in treasury.
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

4. INVENTORIES
Inventories consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Raw materials	$270	$275
Finished goods	80,469	70,591
Total inventories	$80,739	$70,866

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		June 30, 2013	December 31, 2012
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	5,053	3,429
Leasehold and store enhancements	5 to 10 years	78,846	75,725
Furniture, computers and equipment	3 to 5 years	17,163	16,599
Capitalized software	5 years	3,328	2,532
Fixtures, dies and autos	3 to 5 years	23,089	21,359
Construction in progress		5,805	4,070
		133,769	124,199
Less accumulated depreciation and amortization		(83,128)	(77,195)
		$50,641	$47,004

Depreciation and amortization expense on property, plant and equipment was $3,396,000 and $6,727,000 for the three and six months ended June 30, 2013, respectively, and $2,618,000 and $5,159,000 for the three and six months ended June 24, 2012, respectively.

6.	JOINT VENTURE INVESTMENT
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”). The purpose of Tumi Japan is to sell, promote and distribute the Company’s products in Japan. This investment is accounted for under the equity method.
Sales to Itochu were $2,947,000 and $6,447,000 for the three and six months ended June 30, 2013, respectively, and $2,193,000 and $4,910,000 for the three months and six months ended June 24, 2012, respectively. The Company had accounts receivable due from Itochu of $1,394,000 and $1,411,000 as of June 30, 2013 and December 31, 2012, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The balance of goodwill and the classification by segment has not changed from December 31, 2012. For the three and six months ended June 30, 2013, there were no changes to intangible assets other than amortization expense recorded of $69,000 and $137,000, respectively.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

8.	ACCRUED WARRANTIES
The Company provides its customers with a product warranty subsequent to the sale of its products. Our warranty policy provides for one year of worry-free service as well as an additional warranty against manufacturers’ defects or flaws in construction for between two and five years, depending on the product line. The Company recognizes estimated costs associated with the limited warranty at the time of sale of its products. The warranty reserve, which is included in accrued expenses, is based on historical experience. The activity in the warranty reserve account was as follows:

	Six Months Ended
	June 30, 2013	June 24, 2012
	(In thousands)
Liability, beginning of period	$6,807	$6,212
Provision for warranties	1,699	1,589
Warranty claims	(1,422)	(1,322)
Liability, end of period	$7,084	$6,479

9.	CREDIT FACILITY

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
The Amended Credit Facility consolidated the term loan facility and the revolving credit facility previously provided in the Company’s former credit facility into a single $70,000,000 senior secured revolving credit facility, with Wells Fargo as the sole lender, and extended the maturity of the facility until April 4, 2017. The Amended Credit Facility includes a letter of credit sublimit not to exceed the undrawn amount of the revolving commitments.
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
As of June 30, 2013 and December 31, 2012, the Company had $23,000,000 and $45,000,000 outstanding under the Amended Credit Facility, respectively. As of June 30, 2013 and December 31, 2012, the facility bore interest at the market LIBOR rate of 0.20% and 0.22%, respectively, plus 100 basis points. Letters of credit outstanding at June 30, 2013 and December 31, 2012 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $46,714,000 and $24,714,000, respectively. The fee for the unused portion of the facility was $16,000 and $28,000 for the three and six months ended June 30, 2013, respectively, and $4,000 for the three and six months ended June 24, 2012.
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
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance in all material respects with all such covenants as of June 30, 2013.

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
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2024, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the three and six months ended June 30, 2013 and June 24, 2012.
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
Web Service Provider Agreement
Pursuant to the Company’s agreement with its current web services provider, the Company served an early termination notice to said provider in the second quarter of 2013 and accrued a $1,500,000 (pre-tax) early termination fee pursuant to the

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

terms of this agreement. This amount is to be paid by December 31, 2013. The original agreement was scheduled to expire on December 31, 2015. The Company intends to transition its web stores to a more efficient and cost effective technology platform during 2014. The Company will continue using its current provider’s services until such time.

11.	INCOME TAXES
Income tax expense in 2013 is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period. The Company’s consolidated effective tax rate in respect of continuing operations for the three and six months ended June 30, 2013 was 36.8% and 37.4%, respectively, and 34.2% and 44.0% for the three and six months ended June 24, 2012, respectively. The effective tax rate was favorably impacted by the reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012 offset by the lower effective tax rate in the second quarter of 2012 due to the impact that the consummation of our IPO had on our annual effective tax rate.

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
The following table summarizes the calculation of basic and diluted earnings per common share (adjusted for stock splits described in Note 3—Stockholders’ Equity) for the three and six months ended June 30, 2013 and June 24, 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Basic earnings per common share:
Numerator:
Net income	$11,194	$6,485	$21,729	$9,382
Denominator:
Basic weighted average common shares outstanding	67,866,667	63,838,736	67,866,667	58,380,136
Basic earnings per common share	$0.16	$0.10	$0.32	$0.16

Diluted earnings per common share:
Numerator:
Net income	$11,194	$6,485	$21,729	$9,382
Denominator:
Number of shares used in basic calculation	67,866,667	63,838,736	67,866,667	58,380,136
Weighted average dilutive effect of employee stock options	1,808	89	1,467	46
Diluted weighted average common shares outstanding	67,868,475	63,838,825	67,868,134	58,380,182
Diluted earnings per common share	$0.16	$0.10	$0.32	$0.16

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

We excluded 4,397 and 2,211 weighted average stock options for the three and six months ended June 30, 2013, respectively, and none for the three and six months ended June 24, 2012 from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market price of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. We included all outstanding weighted average stock options with exercise prices less than the average market price of the common shares in the calculation of the weighted average dilutive effect of employee stock options, but a weighted average of 571,042 and 570,971 of these stock options for the three and six months ended June 30, 2013, respectively, and none for the three and six months ended June 24, 2012 did not have any impact on the dilutive effect of employee stock options in the preceding table, as they were determined to be antidilutive when the treasury stock method was applied.

14.	SEGMENT INFORMATION
Segment Results
The Company sells its products globally to consumers through both direct and indirect channels and manages its business through four operating segments: Direct-to-Consumer North America, Direct-to-Consumer International, Indirect-to-Consumer North America and Indirect-to-Consumer International. Although the Company’s products fall into three major categories: travel, business and accessories, the Company’s classification of individual product codes into these categories is fluid and dynamic; while the Company collects gross sales data, the Company does not collect financial information to derive net sales (including discounts and allowances) and markdowns by product category in sufficient detail to report such data in its financial statements in the aggregate or by segment.
The table below presents information for net sales, operating income and depreciation and amortization by segment for the three and six months ended June 30, 2013 and June 24, 2012:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Three Months Ended June 30, 2013
Net sales	$48,186	$5,067	$24,171	$30,765	$—	$108,189
Operating income (loss)	$14,515	$538	$8,762	$9,488	$(15,445)	$17,858
Depreciation and amortization	$1,674	$255	$284	$856	$396	$3,465
Three Months Ended June 24, 2012
Net sales	$41,914	$3,896	$23,639	$26,374	$—	$95,823
Operating income (loss)	$13,556	$(107)	$8,626	$8,230	$(18,271)	$12,034
Depreciation and amortization	$1,442	$190	$212	$523	$320	$2,687
Six Months Ended June 30, 2013
Net sales	$92,350	$9,341	$45,537	$63,886	$—	$211,114
Operating income (loss)	$26,349	$638	$16,833	$19,942	$(28,290)	$35,472
Depreciation and amortization	$3,321	$506	$518	$1,693	$826	$6,864
Six Months Ended June 24, 2012
Net sales	$76,302	$7,125	$40,695	$51,722	$—	$175,844
Operating income (loss)	$22,811	$(397)	$15,118	$16,324	$(28,546)	$25,310
Depreciation and amortization	$2,784	$419	$381	$1,076	$636	$5,296

15.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable are comprised primarily of large balances due from a small number of major customers, principally distribution partners in the Asia-Pacific region and large department and specialty luggage stores

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

dispersed throughout the United States. Failure of one of the major customers to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 22.6% and 18.5% of consolidated trade accounts receivable at June 30, 2013 and December 31, 2012, respectively. These five customers accounted for 10.5% and 10.8% of consolidated net sales for the three and six months ended June 30, 2013, respectively, and 11.0% and 11.3% for the three and six months ended June 24, 2012, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 53.7% and 37.2% of accounts payable at June 30, 2013 and December 31, 2012, respectively. These five suppliers accounted for 72.4% and 75.3% of total product purchases for the three and six months ended June 30, 2013, respectively, and 64.2% and 70.9% for the three and six months ended June 24, 2012, respectively.

16.	SHARE-BASED COMPENSATION PLANS AND AWARDS
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
The following table presents the weighted-average assumptions used to estimate the fair value of the options granted during the periods presented:

	Six Months Ended
	June 30, 2013	June 24, 2012
Weighted-average volatility	45.90%	45.90%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Risk-free rate	1.06%	1.14%

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
	(In thousands)		(In thousands)
Share-based compensation expense	$517	$12	$1,104	$12
Income tax benefit related to share-based compensation	$190	$4	$413	$5

A summary of option activity under the 2012 Plan as of June 30, 2013 and changes during the six months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2012	12,466	$18.00
Granted	584,566	$20.54
Exercised	—	—
Forfeited or expired	(5,500)	$20.45
Outstanding - June 30, 2013	591,532	$20.49	9.51	$2,080,000
Options vested and expected to vest as of June 30, 2013	524,627	$20.49	9.51	$1,842,000
Options vested and exercisable as of June 30, 2013	4,154	$18.00	8.80	$25,000

A summary of the status of nonvested shares as of June 30, 2013 and changes during the six months then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested - December 31, 2012	12,466	$8.02
Granted	584,566	$9.13
Vested	(4,154)	$8.02
Forfeited	(5,500)	$9.09
Nonvested - June 30, 2013	587,378	$9.11

As of June 30, 2013, there was $3,632,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2012 Plan. Such cost is expected to be recognized over a weighted-average period of 2.49 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Tumi Holdings, Inc.’s (together with its subsidiaries, “Tumi”, the “Company”, “we”, “us”, and “our”) condensed consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Cautionary Note Regarding Forward-Looking Statements” for further information regarding forward-looking statements. We generally identify forward-looking statements by words such as“anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 21, 2013, those discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 9, 2013, and elsewhere in this report. We urge you not to place undue reliance on these forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Historical results are not necessarily indicative of the results expected for any future period.
The reporting periods for our unaudited quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth fiscal quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on April 1, 2013 and March 26, 2012 and ended on June 30, 2013 and June 24, 2012, respectively. The six-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2013 and 2012 and ended on June 30, 2013 and June 24, 2012, respectively.
Executive Overview
We are a high-growth, global, premium lifestyle brand whose products offer superior quality, durability and innovative design. We offer a comprehensive line of travel and business products and accessories in multiple categories. We design our products for, and market our products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status of Tumi products. We sell our products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. We have approximately 1,800 points of distribution in over 75 countries, and our global distribution network is enhanced by the use of our three logistics facilities located in the United States, Europe and Asia. We design our products in our U.S. design studios and selectively collaborate with well-known, international industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean.
In April 2012, we completed our IPO, at which time we sold a total of 15,608,221 shares of our common stock and certain of our stockholders sold a total of 5,988,624 shares of common stock (inclusive of 2,816,980 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters). The initial public offering price of the shares sold in the offering was $18.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total proceeds to us, net of underwriters’ discounts and commissions, were approximately $264.1 million. We used the net proceeds received from the IPO to repurchase all of our preferred stock and preferred equity interests and 277,778 shares of our common stock owned by Doughty Hanson.
Subsequent to our IPO, we completed a secondary offering in November 2012 and another in April 2013. These, however, did not have any effect on the number of shares outstanding as all shares in such offerings were sold by existing stockholders.
We have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales have grown from $95.8 million and $175.8 million in the three and six months ended June 24, 2012, respectively, to $108.2 million and $211.1 million in the three and six months ended June 30, 2013, respectively. This increase in net sales resulted primarily from an increase in the number of our company-owned stores, as well as an increase in average net sales per square foot in company-owned stores, and continuous growth in our North America and international wholesale sales. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have recently increased our focus on our women’s line and on our online presence.

In recent years, the travel products industry has seen a trend in consumer preferences towards lighter weight luggage and travel accessories, as well as merchandise that makes mobile computing and communication more convenient. In light of these trends, Tumi has developed products that fulfill those identified needs, such as our Vapor and Tegra-Lite lines, as well as a variety of mobile electronic accessories designed for frequent travelers. We have seen an increase in the relative percentage of our net sales derived from our accessories line, our premium product line and our core product line in recent years.
We believe there is a significant opportunity to continue to expand Tumi’s store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestige street venues. We had 2 and 6 new company-owned store openings (offset by 1 store closing in the first quarter) in the three and six months ended June 30, 2013, respectively. We expect to open 8 to 16 company-owned stores in North America and Western Europe in each of 2013 and 2014, with the majority being full-price stores, while also expanding our online presence.
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
Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base. We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestige street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations. We have opened 47 company-owned stores since January 1, 2009 (3 stores in 2009, 8 stores in 2010, 11 stores in 2011, 19 stores in 2012 and 6 stores in the six months ended June 30, 2013), bringing our total to 119 company-owned stores as of June 30, 2013. We currently expect to open 8 to 16 company-owned stores in each of 2013 and 2014. While we may be unable to successfully open new company-owned stores according to plan, we have identified approximately 200 potential sites for new company-owned stores and believe we have a market opportunity to more than triple our current number of company-owned full-price and outlet stores over the long term.

•
Expand wholesale distribution globally. We currently sell products in approximately 1,700 wholesale doors in over 75 countries. We plan to continue expanding wholesale distribution globally, with a focus on key markets in Asia (including mainland China, India, Japan and Korea), Eastern Europe and Central and South America. As part of this strategy, we will continue to develop relationships with wholesale distributors in these attractive geographies (in both new and existing markets), increase wholesale and distribution opportunities as well as expand into additional airport locations worldwide. We expect this distribution expansion will take several forms as appropriate for the specific market opportunity, including Tumi shop-in-shops, Tumi-defined corners within existing wholesale accounts or concession and consignment arrangements.

•
Continue to increase our brand awareness. We seek to increase our brand awareness among our targeted consumer base through retail and wholesale distribution expansion, select marketing initiatives, new product lines and brand extensions. In the wholesale distribution channel, we target distribution expansion by increasing the number of our partner stores where we can control the consumer experience. We will continue to focus on in-store marketing, and we plan to effectively utilize our website, social networking sites and other online forms of communication to build consumer knowledge of the Tumi brand. We believe increasing brand awareness will lead to greater foot traffic in our current locations, enable us to continue expanding our loyal consumer base and ultimately contribute to enhanced growth and profitability.

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

•
Improve our store operations. We continue to focus on improving store efficiency, primarily through our retail performance maximization program (the “RPM program”) which was implemented in 2009. The RPM program emphasizes training and staff development programs and the effective use of visual merchandising and fixtures. Our goal is to continue to increase net sales per store by increasing conversion rates and units and dollars per transaction, while enhancing the consumer experience.

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
Adjusted EBITDA and net income before preferred dividend expense (non-cash) are important supplemental measures of our internal reporting, including for our board of directors and management, and are a key measure we use to evaluate profitability and operating performance. Our current incentive compensation plan is based on the attainment of certain adjusted EBITDA objectives. Additionally, adjusted EBITDA and net income before preferred dividend expense (non-cash), when viewed in conjunction with our condensed consolidated financial statements, provide investors and other users of our financial information consistency and comparability with our past financial performance, facilitate period-to-period comparisons of operating performance and facilitate comparisons with other companies. We use these metrics in conjunction with US GAAP operating performance measures as part of our overall assessment of our performance. US GAAP measures of performance remain our primary means of assessing our overall financial results.
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
Adjusted EBITDA increased by approximately $11.5 million, or 37%, to $42.5 million for the six months ended June 30, 2013 from $31.0 million for the six months ended June 24, 2012. This increase was primarily due to higher net sales and gross margin dollars partially offset by an increase in operating expenses.

A reconciliation of net income to net income before preferred dividend expense (non-cash) and adjusted EBITDA is presented below:

	Six Months Ended
	June 30, 2013	June 24, 2012
	(In thousands)
Net income	$21,729	$9,382
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	7,892
Net income before preferred dividend expense (non-cash)	21,729	17,274
Interest expense	408	867
Provision for income taxes	12,982	7,372
Depreciation and amortization	6,864	5,296
Loss on disposal of fixed assets	141	389
Other	404	(190)
Adjusted EBITDA	$42,528	$31,008

Average net sales per square foot is calculated using net sales for the last twelve months for all stores opened for the full twelve months. Average net sales per square foot increased by approximately $28, or 3%, to $1,079 as of June 30, 2013 from $1,051 as of December 31, 2012. This increase was primarily due to stable traffic patterns and positive consumer acceptance of our lighter weight products.

Results of Operations
The following tables set forth condensed consolidated operating results and other operating data for the periods indicated:
Operating results

	Three Months Ended		Six Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
	(In thousands)
Net sales	$108,189	$95,823	$211,114	$175,844
Cost of sales	45,879	41,130	90,791	75,746
Gross margin	62,310	54,693	120,323	100,098
OPERATING EXPENSES
Selling	7,237	6,092	13,606	11,080
Marketing	3,528	3,574	7,028	6,314
Retail operations	24,467	19,187	46,043	36,336
General and administrative	9,220	13,806	18,174	21,058
Total operating expenses	44,452	42,659	84,851	74,788
Operating income	17,858	12,034	35,472	25,310
OTHER INCOME (EXPENSES)
Interest expense	(199)	(350)	(408)	(867)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	(1,606)	—	(7,892)
Earnings from joint venture investment	32	407	487	671
Foreign exchange gains (losses)	12	(684)	(634)	(695)
Other non-operating income (expenses)	16	55	(206)	227
Total other expenses	(139)	(2,178)	(761)	(8,556)
Income before income taxes	17,719	9,856	34,711	16,754
Provision for income taxes	6,525	3,371	12,982	7,372
Net income	$11,194	$6,485	$21,729	$9,382

Percentage of net sales

	Three Months Ended		Six Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net sales	100%	100%	100%	100%
Cost of sales	42%	43%	43%	43%
Gross margin	58%	57%	57%	57%
OPERATING EXPENSES
Selling	7%	7%	6%	6%
Marketing	3%	4%	3%	4%
Retail operations	23%	20%	22%	21%
General and administrative	8%	14%	9%	12%
Total operating expenses	41%	45%	40%	43%
Operating income	17%	12%	17%	14%
OTHER INCOME (EXPENSES)
Interest expense	—%	—%	—%	—%
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—%	(2)%	—%	(5)%
Earnings from joint venture investment	—%	—%	—%	—%
Foreign exchange gains (losses)	—%	—%	—%	—%
Other non-operating income (expenses)	—%	—%	—%	—%
Total other expenses	—%	(2)%	—%	(5)%
Income before income taxes	17%	10%	17%	9%
Provision for income taxes	7%	4%	7%	4%
Net income	10%	6%	10%	5%

The following table summarizes the number of company-owned stores open at the beginning and end of the six months ended June 30, 2013:

Six Months Ended
June 30, 2013
Number of stores open at beginning of period	114
Stores added	6
Stores closed	(1)
Number of stores open at end of period	119

Three months ended June 30, 2013 compared with the three months ended June 24, 2012
Net Sales
The following table presents net sales by operating segment for the three months ended June 30, 2013 compared with the three months ended June 24, 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 24, 2012	% Change
	(In thousands)
Direct-to-Consumer North America	$48,186	$41,914	15%
Direct-to-Consumer International	5,067	3,896	30%
Indirect-to-Consumer North America	24,171	23,639	2%
Indirect-to-Consumer International	30,765	26,374	17%
Total	$108,189	$95,823	13%

Net sales increased $12.4 million, or 13%, to $108.2 million for the three months ended June 30, 2013 from $95.8 million for the three months ended June 24, 2012. Net sales have increased across all of our operating segments for the three months ended June 30, 2013 as compared with the three months ended June 24, 2012. Sales have increased due principally to increased volumes resulting from new store openings, positive comparable store sales from existing stores, continued wholesale expansion outside the United States, continued growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce, and continued consumer acceptance of our lighter weight product refreshes. Store traffic patterns actually moderated during the quarter. There were no significant price increases in the quarter. There were no significant new product collections launched in the second quarter of 2013, although there remains consumer enthusiasm surrounding the lightweight travel product category, our Anna Sui women’s collaboration, and our identity theft deterrent business case collection (Ticon). Additionally, there were 2 new company-owned store openings, a store renovation and an airport kiosk opening during the three months ended June 30, 2013. New stores opened since the second quarter of 2012 contributed approximately one third of the overall sales growth from the three months ended June 24, 2012 to the three months ended June 30, 2013.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 15% increase for the three months ended June 30, 2013 as compared with the three months ended June 24, 2012. Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2012 will not impact the comparable store comparison until January 1, 2014. North America full-price comparable store sales increased 1%, North America outlet comparable store sales increased 3% and our North America e-commerce sales increased 17%. Overall, including our e-commerce website, North America comparable store sales increased 4% for the period. Of the new stores opened since the second quarter of 2012, eleven were in the North America segment and contributed to approximately half of the net sales growth in the Direct-to-Consumer North America segment from the three months ended June 24, 2012 to the three months ended June 30, 2013.
Net sales attributable to the Direct-to-Consumer International segment experienced a 30% increase for the three months ended June 30, 2013 as compared with the three months ended June 24, 2012, with international full-price comparable store sales up 7% (6% in local currency) and outlet comparable store sales up 27% (26% in local currency). Our international e-commerce sales were up 17% (15% in local currency). Overall, including our e-commerce websites, our international comparable store sales were up 15% (13% in local currency) for the period. Management changes made last year continue to have a positive impact on our international store operations. Additionally, of the new stores opened since the second quarter of 2012, three were in Western Europe and contributed to approximately half of the Indirect-to-Consumer International net sales growth from the three months ended June 24, 2012 to the three months ended June 30, 2013.
Overall, including e-commerce, comparable store sales for all Direct-to-Consumer channels increased 5% globally for the three months ended June 30, 2013 as compared with the three months ended June 24, 2012.
Net sales attributable to the Indirect-to-Consumer North America segment increased 2% for the three months ended June 30, 2013 as compared with the three months ended June 24, 2012. This segment has been favorably impacted by continued sales growth through our wholesale customers’ e-commerce websites and continued consumer enthusiasm around our lightweight product offerings partially offset by lower off-price sales.
Net sales attributable to the Indirect-to-Consumer International segment increased 17% for the three months ended June 30, 2013 as compared with the three months ended June 24, 2012. Continued growth in Asia and expansion of distribution in the Europe, Middle East and Africa region have favorably impacted results.

Operating income
The following table presents operating income (loss) by operating segment for the three months ended June 30, 2013 as compared with the three months ended June 24, 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 24, 2012	% Change
	(In thousands)
Direct-to-Consumer North America	$14,515	$13,556	7%
Direct-to-Consumer International	538	(107)	*NM
Indirect-to-Consumer North America	8,762	8,626	2%
Indirect-to-Consumer International	9,488	8,230	15%
Non-allocated corporate expenses	(15,445)	(18,271)	15%
Total	$17,858	$12,034	48%
__________________
*NM: not meaningful

Operating income increased $5.8 million, or 48%, to $17.9 million for the three months ended June 30, 2013 from $12.0 million for the three months ended June 24, 2012. This improvement was a result of higher revenues and improved gross margin dollars partially offset by higher operating expenses. All operating segments improved as compared with the comparable prior year period. Our operating segments have benefited from continued revenue growth, principally volume related, store openings in the Direct-to-Consumer segments, distribution expansion in the Indirect-to-Consumer International segment, and wholesale e-commerce growth in the Indirect-to-Consumer North America segment. Operating expenses have increased principally due to higher retail operations expenses related to the cost of new store openings in 2013 and the wrap effect (expenses for opened stores for which there were limited or no expenses in the comparable prior period) of stores opened in 2012. Additionally, during the three months ended June 30, 2013, we accrued a $1.5 million termination fee associated with the termination of a contract with our website e-services provider in order to move to a more insourced model. We also incurred a $5.5 million one-time special bonus paid to the CEO in connection with the successful completion of the IPO (see Note 1 of our condensed consolidated financial statements for further information regarding our IPO) during the three months ended June 24, 2012.
Operating margin improved to 17% for the three months ended June 30, 2013 as compared with 12% for the three months ended June 24, 2012. However, excluding the aforementioned termination fee from the three months ended June 30, 2013 and excluding the special cash bonus paid to the CEO from the three months ended June 24, 2012, operating margin remained consistent at 18%.
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
Other income and expenses
Other expenses decreased $2.0 million to $0.1 million for the three months ended June 30, 2013 from $2.2 million for the three months ended June 24, 2012. Total other income and expenses for the three months ended June 24, 2012 include dividend expense on mandatorily redeemable preferred stock and preferred equity interests, a non-cash charge. The overall decrease in other expenses was principally attributable to a reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012. Excluding this one item, total other expenses decreased $0.4 million to $0.1 million for the three months ended June 30, 2013 from $0.6 million for the three months ended June 24, 2012, mainly due to a reduction in interest expense and from income resulting from fluctuations in the foreign currency exchange rate.
Income tax expense
Provision for income taxes increased $3.2 million, or 94%, to $6.5 million in the three months ended June 30, 2013 from $3.4 million in the three months ended June 24, 2012, due principally to higher income before taxes. The effective tax rate was favorably impacted by the reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012 offset by the lower effective tax rate in the second quarter of 2012 due to the impact that the consummation of our IPO had on our annual effective tax rate.
Net income
Net income increased $4.7 million to $11.2 million for the three months ended June 30, 2013 from $6.5 million for the three months ended June 24, 2012. The increase in net income was due mainly to the increase in net sales and gross margin dollars as well as the aforementioned reduction in dividend expense on mandatorily redeemable preferred stock and preferred equity interests.
Basic and diluted weighted average shares outstanding for the three months ended June 30, 2013 and June 24, 2012 were 67.9 million and 63.8 million shares, respectively. Basic and diluted EPS was $0.16 per common share for the three months ended June 30, 2013 versus $0.10 per common share for the three months ended June 24, 2012.
Net income before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $11.2 million and $8.1 million for the three months ended June 30, 2013 and June 24, 2012, respectively. Basic and diluted EPS before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $0.16 per common share and $0.13 per common share for the three months ended June 30, 2013 and June 24, 2012, respectively.
In addition, adjusting for the aforementioned dividend expense and the aforementioned one-time expenses in both periods ($1.5 million termination fee, or $0.9 million after tax, for the three months ended June 30, 2013 and $5.5 million special cash bonus paid to the CEO, or $3.1 million after tax, for the three months ended June 24, 2012) net income in the second quarter of 2013 increased $0.9 million, or 8%, to $12.1 million from $11.2 million in the second quarter of 2012. Basic and diluted EPS before dividend expense on mandatorily redeemable preferred stock and preferred equity interests adjusted for the aforementioned one-time costs in both periods remained at $0.18 per common share for the three months ended June 30, 2013 and June 24, 2012.
Six months ended June 30, 2013 compared with the six months ended June 24, 2012
Net Sales
The following table presents net sales by operating segment for the six months ended June 30, 2013 compared with the six months ended June 24, 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 24, 2012	% Change
	(In thousands)
Direct-to-Consumer North America	$92,350	$76,302	21%
Direct-to-Consumer International	9,341	7,125	31%
Indirect-to-Consumer North America	45,537	40,695	12%
Indirect-to-Consumer International	63,886	51,722	24%
Total	$211,114	$175,844	20%

Net sales increased $35.3 million, or 20%, to $211.1 million for the six months ended June 30, 2013 from $175.8 million for the six months ended June 24, 2012. Net sales have increased across all of our operating segments for the six months ended June 30, 2013 as compared with the six months ended June 24, 2012. Sales have increased due principally to an increase in volume resulting from new store openings, positive comparable store sales from existing stores, continued wholesale expansion outside the United States, continued growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce and continued consumer acceptance of our lighter weight products. There were 6 new company-owned store openings during the six months ended June 30, 2013 (offset by 1 store closing). Overall, store traffic patterns have remained stable in the first half of 2013. We also had 5 additional sales days in the first six months of 2013 as compared to the first six months of 2012. There were no significant price increases during the period. We have continued to grow our own e-commerce websites and our wholesale customers’ e-commerce websites also showed positive results. Additionally, during the first half of 2013, there were new colors of Tegra-Lite introduced, a successful designer collaboration on a women’s collection with Anna Sui, and the introduction of Ticon, a collection designed to protect against identity theft. In the women’s line, both the Carlyle and Voyager collections also introduced seasonal colors to which consumers appear to be responding positively. While the net effect of these new colors (net of cannibalization) were not material, these seem to have been met with consumer enthusiasm.

Net sales attributable to the Direct-to-Consumer North America segment experienced a 21% increase for the six months ended June 30, 2013 as compared with the six months ended June 24, 2012. North America full-price comparable store sales increased 4%, North America outlet comparable store sales increased 14% and our North America e-commerce sales increased 23%. Overall, including our e-commerce website, North America comparable store sales increased 9% for the period. Additionally, of the new stores opened since the second quarter of 2012, eleven were in the North America segment and contributed to approximately 40% of the net sales growth in the Direct-to-Consumer North America segment from the six months ended June 24, 2012 to the six months ended June 30, 2013.
Net sales attributable to the Direct-to-Consumer International segment experienced a 31% increase for the six months ended June 30, 2013 as compared with the six months ended June 24, 2012, with international full-price comparable store sales up 12% (10% in local currency) and international outlet comparable store sales up 32% (30% in local currency). Our international e-commerce sales were up 6% (5% in local currency). Overall, including our e-commerce websites, our international comparable store sales were up 17% (16% in local currency) for the period. Management changes made last year continue to have a positive impact on international store operations. Additionally, of the new stores opened since the second quarter of 2012, three were in Western Europe and contributed to approximately half of the Indirect-to-Consumer International net sales growth from the six months ended June 24, 2012 to the six months ended June 30, 2013.
Overall, including e-commerce, comparable store sales for all Direct-to-Consumer channels increased 10% globally for the six months ended June 30, 2013 as compared with the six months ended June 24, 2012.
Net sales attributable to the Indirect-to-Consumer North America segment increased 12% and net sales attributable to the Indirect-to-Consumer International segment increased 24% for the six months ended June 30, 2013 as compared with the six months ended June 24, 2012. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites as well as the aforementioned enthusiasm around our lightweight products and additions to our collections. Our Indirect-to-Consumer International net sales have been favorably impacted by strong performance in Asia related to the opening of new wholesale points of distribution and in the Europe, Middle East and Africa region, aided by positive reaction to our lightweight collections.
Operating income
The following table presents operating income (loss) by operating segment for the six months ended June 30, 2013 compared with the six months ended June 24, 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 24, 2012	% Change
	(In thousands)
Direct-to-Consumer North America	$26,349	$22,811	16%
Direct-to-Consumer International	638	(397)	*NM
Indirect-to-Consumer North America	16,833	15,118	11%
Indirect-to-Consumer International	19,942	16,324	22%
Non-allocated corporate expenses	(28,290)	(28,546)	1%
Total	$35,472	$25,310	40%
__________________
*NM: not meaningful

Operating income increased $10.2 million, or 40%, to $35.5 million for the six months ended June 30, 2013 from $25.3 million for the six months ended June 24, 2012. This improvement was a result of higher revenues and improved gross margin dollars partially offset by higher operating expenses. All operating segments improved as compared with the comparable prior year period. Our operating segments have benefited from continued revenue growth, principally volume related, store openings in the Direct-to-Consumer segments, distribution expansion in the Indirect-to-Consumer International segment, and wholesale e-commerce growth in the Indirect-to-Consumer North America segment. Operating expenses have increased principally due to higher retail operations expenses related to the cost of new store openings in 2013 and the wrap effect of stores opened in 2012. Additionally, during the six months ended June 30, 2013, we incurred $0.5 million of offering costs associated with the secondary offering completed in April 2013 and accrued a $1.5 million termination fee associated with a change in our website e-services provider in order to move to a more insourced model. We also incurred a $5.5 million one-time special bonus paid to the CEO in connection with the successful completion of the IPO (see Note 1 of our condensed consolidated financial statements for further information regarding our IPO) during the six months ended June 24, 2012.

Operating margin improved to 17% for the six months ended June 30, 2013 as compared with 14% for the six months ended June 24, 2012. However, excluding the aforementioned termination fee and offering costs from the six months ended June 30, 2013 and excluding the special cash bonus paid to the CEO from the six months ended June 24, 2012, operating margin remained consistent at 18%.
Other income and expenses
Other expenses decreased $7.8 million to $0.8 million for the six months ended June 30, 2013 from $8.6 million for the six months ended June 24, 2012. Total other income and expenses for the six months ended June 24, 2012 include dividend expense on mandatorily redeemable preferred stock and preferred equity interests, a non-cash charge. The overall decrease in other expenses was attributable to a reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012. Excluding this one item, total other expenses increased $0.1 million to $0.8 million for the six months ended June 30, 2013 from $0.7 million for the six months ended June 24, 2012, mainly due to an increase in other non-operating expenses offset by a reduction in interest expense.
Income tax expense
Provision for income taxes increased $5.6 million, or 76%, to $13.0 million in the six months ended June 30, 2013 from $7.4 million in the six months ended June 24, 2012, due principally to higher income before taxes. The effective tax rate was favorably impacted by the reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012.
Net income
Net income increased $12.3 million to $21.7 million for the six months ended June 30, 2013 from $9.4 million for the six months ended June 24, 2012. The increase in net income was due mainly to the increase in net sales and gross margin dollars as well as the aforementioned reduction in dividend expense on mandatorily redeemable preferred stock and preferred equity interests.
Basic and diluted weighted average shares outstanding for the six months ended June 30, 2013 and June 24, 2012 were 67.9 million and 58.4 million shares, respectively. Basic and diluted EPS was $0.32 per common share for the six months ended June 30, 2013 versus $0.16 per common share for the six months ended June 24, 2012.
Net income before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $21.7 million and $17.3 million for the six months ended June 30, 2013 and June 24, 2012, respectively. Basic and diluted EPS before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $0.32 per common share and $0.30 per common share for the six months ended June 30, 2013 and June 24, 2012, respectively.
In addition, adjusting for dividend expense and the aforementioned one-time expenses in both periods ($1.5 million termination fee, or $0.9 million after tax, and $0.5 million offering costs, or $0.3 million after tax, for the six months ended June 30, 2013 and $5.5 million special cash bonus paid to the CEO, or $3.1 million after tax, for the six months ended June 24, 2012) net income in the first six months of 2013 increased $2.6 million, or 13%, to $23.0 million from $20.4 million in the first six months of 2012. Basic and diluted EPS before dividend expense on mandatorily redeemable preferred stock and preferred equity interests adjusted for the aforementioned one-time costs in both periods was $0.34 and $0.35 per common share for the six months ended June 30, 2013 and June 24, 2012, respectively.
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
Cash and cash equivalents
As of June 30, 2013, we had cash and cash equivalents of $25.6 million. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.
Cash flows from operating activities
Cash flows from operating activities consisted primarily of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation expense, dividend expense on mandatorily redeemable preferred stock and preferred equity interests and other non-cash charges. Our cash flows from operations are largely dependent on sales to consumers and wholesale customers, which are in turn dependent on consumer confidence, store traffic, conversion, business travel and general economic conditions. We believe we have the ability to conserve liquidity when economic conditions become less favorable through any number of strategies including curtailment of store expansion plans and cutting discretionary spending.
We generated cash flows from operations of $20.0 million during the six months ended June 30, 2013, compared to $3.6 million during the six months ended June 24, 2012. The principal reason for this increase was the improvement in net income.
Investing activities
Cash flows used for investing activities consisted of capital expenditures for store expansion plans, store renovations, store openings, information technology infrastructure, distribution infrastructure and product tooling costs.
Cash used for capital expenditures was $9.1 million and $8.3 million for the six months ended June 30, 2013 and June 24, 2012, respectively. The increase was due principally to the investment in a new point of sale system, store openings, and the completion of our warehouse expansion project.
Financing activities
Cash used in financing activities was $22.0 million for the six months ended June 30, 2013 compared to $7.2 million for the six months ended June 24, 2012. The increase was mainly attributable to the pay down of the revolving credit facility during 2013.
Amended and restated credit facility
In connection with the IPO, on April 4, 2012, Tumi, Inc. and Tumi Stores, Inc., the Borrowers, entered into the Amended Credit Facility, with Wells Fargo as lender and collateral agent.
On April 4, 2012, we had $60,000,000 outstanding on our then-current term loan facility and no balance outstanding on our revolving credit facility for which the total capacity was $10,000,000. We had, however, utilized $250,000 under the revolving facility for letters of credit. Based on our calculated leverage ratio at the time, the facility bore interest at either the market LIBOR rate plus 175 basis points or the prime rate plus 75 basis points.
The Amended Credit Facility consolidated the term loan facility and the revolving credit facility previously provided in our former credit facility into a single $70,000,000 senior secured revolving credit facility, with Wells Fargo as the sole lender, and extended the maturity of the facility until April 4, 2017. The Amended Credit Facility includes a letter of credit sublimit not to exceed the undrawn amount of the revolving commitments.
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

As of June 30, 2013 and December 31, 2012, we had $23,000,000 and $45,000,000 outstanding under the Amended Credit Facility, respectively. As of June 30, 2013 and December 31, 2012, the facility bore interest at the market LIBOR rate of 0.20% and 0.22%, respectively, plus 100 basis points. Letters of credit outstanding at June 30, 2013 and December 31, 2012 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $46,714,000 and $24,714,000, respectively. The fee for the unused portion of the facility was $16,000 and $28,000 for the three and six months ended June 30, 2013, respectively, and $4,000 for the three and six months ended June 24, 2012.
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
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Borrowers were in compliance in all material respects with all such covenants as of June 30, 2013.
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

Contractual Obligations
There have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 21, 2013, except for the balance of the revolving credit facility, which has decreased from $45.0 million as of December 31, 2012 to $23.0 million as of June 30, 2013, solely due to our payments on the revolving credit facility during the six months ended June 30, 2013.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Except as set forth below, there have been no material changes to the description of our critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 21, 2013.
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
We use techniques including discounted expected future cash flows (Level 3 input), or DCF, to test goodwill and indefinite-lived intangible assets for impairment. A discounted cash flow analysis calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit or asset and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.
Our reporting units for the purpose of goodwill impairment testing are our reportable business segments: (i) Direct-to-Consumer North America, (ii) Indirect-to-Consumer North America, (iii) Direct-to-Consumer International and (iv) Indirect-to-Consumer International. Our reporting units were determined in accordance with the guidance on reportable segments in FASB ASC 280-10-50-1. There is no discrete financial information available for our operations below our reportable business segments.

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
There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 21, 2013 and as set forth in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 9, 2013.

ITEM 6.	EXHIBITS

The list of exhibits is set forth under “Exhibit Index” at the end of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of August.

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