Form 10-Q
period 2013-09-29
Tumi Holdings, Inc.
filed 2013-11-08
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 8, 2013
Common Stock, $0.01 Par Value	67,866,667 shares

TUMI HOLDINGS, INC.

		Page

	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of September 29, 2013 (unaudited) and December 31, 2012	2

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 29, 2013 (unaudited) and September 23, 2012 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 29, 2013 (unaudited) and September 23, 2012 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2013 (unaudited) and September 23, 2012 (unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4.	Controls and Procedures	32

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	33

ITEM 1A.	Risk Factors	33

ITEM 6.	Exhibits	33

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 29, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,467	$36,737
Accounts receivable, less allowance for doubtful accounts of approximately $512 and $340 at September 29, 2013 and December 31, 2012, respectively	26,753	21,405
Other receivables	1,870	1,666
Inventories	98,088	70,866
Prepaid expenses and other current assets	4,812	3,233
Prepaid income taxes	—	384
Deferred tax assets, current	3,851	3,851
Total current assets	155,841	138,142
Property, plant and equipment, net	53,779	47,004
Deferred tax assets, noncurrent	2,158	2,158
Joint venture investment	3,137	2,718
Goodwill	142,773	142,773
Intangible assets, net	130,741	130,946
Deferred financing costs, net of accumulated amortization of $2,881 and $2,758 at September 29, 2013 and December 31, 2012, respectively	578	701
Other assets	5,976	4,799
Total assets	$494,983	$469,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	September 29, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$45,238	$27,366
Accrued expenses	29,012	29,503
Income taxes payable	439	—
Total current liabilities	74,689	56,869
Revolving credit facility	16,000	45,000
Other long-term liabilities	8,479	7,271
Deferred tax liabilities	49,016	49,016
Total liabilities	148,184	158,156
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,144,473 shares issued and 67,866,667 shares outstanding as of September 29, 2013 and December 31, 2012	681	681
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of September 29, 2013 and December 31, 2012	—	—
Additional paid-in capital	310,190	308,545
Treasury stock, at cost	(4,874)	(4,874)
Retained earnings	40,950	7,166
Accumulated other comprehensive loss	(148)	(433)
Total stockholders’ equity	346,799	311,085
Total liabilities and stockholders’ equity	$494,983	$469,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
	(unaudited)		(unaudited)
Net sales	$108,910	$95,860	$320,024	$271,704
Cost of sales	44,918	40,685	135,709	116,431
Gross margin	63,992	55,175	184,315	155,273
OPERATING EXPENSES
Selling	7,304	6,517	20,910	17,597
Marketing	4,431	3,191	11,459	9,505
Retail operations	24,498	20,781	70,541	57,117
General and administrative	9,233	7,436	27,407	28,494
Total operating expenses	45,466	37,925	130,317	112,713
Operating income	18,526	17,250	53,998	42,560
OTHER INCOME (EXPENSES)
Interest expense	(162)	(284)	(570)	(1,151)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	—	—	(7,892)
Earnings from joint venture investment	100	161	587	832
Foreign exchange gains (losses)	831	432	197	(263)
Other non-operating income (expenses)	(38)	34	(244)	261
Total other income (expenses)	731	343	(30)	(8,213)
Income before income taxes	19,257	17,593	53,968	34,347
Provision for income taxes	7,202	7,129	20,184	14,501
Net income	$12,055	$10,464	$33,784	$19,846
Weighted average common shares outstanding:
Basic	67,866,667	67,866,667	67,866,667	61,613,373
Diluted	67,875,729	67,866,667	67,870,675	61,613,403
Basic earnings per common share	$0.18	$0.15	$0.50	$0.32
Diluted earnings per common share	$0.18	$0.15	$0.50	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
	(unaudited)		(unaudited)
Net income	$12,055	$10,464	$33,784	$19,846
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	468	325	285	699
Comprehensive income	$12,523	$10,789	$34,069	$20,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 29, 2013	September 23, 2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,784	$19,846
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,499	8,237
Share-based compensation expense	1,645	27
Amortization of deferred financing costs	123	177
Allowance for doubtful accounts	172	13
Joint venture earnings	(587)	(832)
Loss on disposal of fixed assets	226	406
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	7,892
Other non-cash charges	(155)	704
Changes in operating assets and liabilities
Accounts receivable	(5,878)	(974)
Other receivables	(189)	(105)
Inventories	(27,019)	(18,832)
Prepaid expenses and other current assets	(1,558)	(765)
Other assets	(1,069)	850
Prepaid income taxes	384	(4,888)
Accounts payable	18,252	4,530
Accrued expenses	(1,298)	1,180
Income taxes payable	432	(4,324)
Other liabilities	1,192	840
Total adjustments	(4,828)	(5,864)
Net cash provided by operating activities	28,956	13,982
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,281)	(14,123)
Net cash used in investing activities	(16,281)	(14,123)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Nine Months Ended
	September 29, 2013	September 23, 2012
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	$(29,000)	$(12,000)
Proceeds from issuance of common stock, net of underwriters’ discounts and commissions	—	264,091
Payment for repurchase of preferred shares and preferred equity interests	—	(259,321)
Repurchase of common stock	—	(4,700)
Payments for initial public offering costs	—	(4,272)
Net cash used in financing activities	(29,000)	(16,202)
Effect of exchange rate changes on cash	55	4
Net decrease in cash and cash equivalents	(16,270)	(16,339)
Cash and cash equivalents at beginning of period	36,737	32,735
Cash and cash equivalents at end of period	$20,467	$16,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	BASIS OF PRESENTATION AND ORGANIZATION
Nature of Operations
Tumi Holdings, Inc. (together with its subsidiaries, the “Company”) is a leading designer, producer and marketer of a comprehensive line of travel and business products and accessories in multiple categories. Prior to the Company’s initial public offering (the “IPO”) in April 2012, the Company also included its controlled affiliate, Tumi II, LLC (the “LLC”). In connection with the IPO, the LLC was merged with and into Tumi Holdings, Inc., with Tumi Holdings, Inc. continuing as the surviving corporation. The Company’s product offerings include travel bags, business cases, totes, handbags, business and travel accessories and small leather goods. The Company designs its products for, and markets its products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status and durability of Tumi products. The Company sells its products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. The Company has approximately 1,900 points of distribution in over 75 countries, and its global distribution network is enhanced by the use of its three logistics facilities located in the United States, Europe and Asia. The Company designs its products in its U.S. design studios and selectively collaborates with well-known, international industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean.
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
Reporting Periods
The reporting periods for the Company’s unaudited interim quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on July 1, 2013 and June 25, 2012 and ended on September 29, 2013 and September 23, 2012, respectively. The nine-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2013 and 2012 and ended on September 29, 2013 and September 23, 2012, respectively.
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
Cash and Cash Equivalents
As of September 29, 2013, the total balances in U.S. bank accounts over the Federal Deposit Insurance Company limit then in effect was approximately $14,176,000. The total balance in international bank accounts as of September 29, 2013 was approximately $6,861,000.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and the Company’s variable interest rate credit facility (see Note 9, Credit Facility) were reasonable estimates of their fair value as of September 29, 2013. The Company’s variable interest rate credit facility is classified as Level 2 in the fair value hierarchy.

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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

3.	STOCKHOLDERS’ EQUITY
Activity for the nine months ended September 29, 2013 in the accounts of Stockholders’ Equity is summarized below:

	Common Stock
	Shares	Par Value	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share data)
Balance as of January 1, 2013	68,144,473	$681	$308,545	$(4,874)	$7,166	$(433)	$311,085
Net income	—	—	—	—	33,784	—	33,784
Share-based compensation		—	1,645	—	—	—	1,645
Foreign currency translation adjustment, net of tax	—	—	—	—	—	285	285
Balance as of September 29, 2013	68,144,473	$681	$310,190	$(4,874)	$40,950	$(148)	$346,799

As of September 29, 2013, the Company held 277,806 shares of common stock in treasury.
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

4. INVENTORIES
Inventories consist of the following:

	September 29, 2013	December 31, 2012
	(In thousands)
Raw materials	$258	$275
Finished goods	97,830	70,591
Total inventories	$98,088	$70,866

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		September 29, 2013	December 31, 2012
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	5,066	3,429
Leasehold and store enhancements	5 to 10 years	83,484	75,725
Furniture, computers and equipment	3 to 5 years	17,708	16,599
Capitalized software	5 years	4,597	2,532
Fixtures, dies and autos	3 to 5 years	23,618	21,359
Construction in progress		5,822	4,070
		140,780	124,199
Less accumulated depreciation and amortization		(87,001)	(77,195)
		$53,779	$47,004

Depreciation and amortization expense on property, plant and equipment was $3,567,000 and $10,294,000 for the three and nine months ended September 29, 2013, respectively, and $2,873,000 and $8,032,000 for the three and nine months ended September 23, 2012, respectively.

6.	JOINT VENTURE INVESTMENT
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”). The purpose of Tumi Japan is to sell, promote and distribute the Company’s products in Japan. This investment is accounted for under the equity method.
Sales to Itochu were $3,637,000 and $10,084,000 for the three and nine months ended September 29, 2013, respectively, and $2,575,000 and $7,485,000 for the three months and nine months ended September 23, 2012, respectively. The Company had accounts receivable due from Itochu of $1,723,000 and $1,411,000 as of September 29, 2013 and December 31, 2012, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The balance of goodwill and the classification by segment has not changed from December 31, 2012. For the three and nine months ended September 29, 2013, there were no changes to intangible assets other than amortization expense recorded of $68,000 and $205,000, respectively.

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

	Nine Months Ended
	September 29, 2013	September 23, 2012
	(In thousands)
Liability, beginning of period	$6,807	$6,212
Provision for warranties	2,540	2,482
Warranty claims	(2,133)	(1,982)
Liability, end of period	$7,214	$6,712

9.	CREDIT FACILITY

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
As of September 29, 2013 and December 31, 2012, the Company had $16,000,000 and $45,000,000 outstanding under the Amended Credit Facility, respectively. As of September 29, 2013 and December 31, 2012, the facility bore interest at the market LIBOR rate of 0.19% and 0.22%, respectively, plus 100 basis points. Letters of credit outstanding at September 29, 2013 and December 31, 2012 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $53,714,000 and $24,714,000, respectively. The fee for the unused portion of the facility was $20,000 and $48,000 for the three and nine months ended September 29, 2013, respectively, and $5,000 and $9,000 for the three and nine months ended September 23, 2012, respectively.
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
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance in all material respects with all such covenants as of September 29, 2013.

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
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2024, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the three and nine months ended September 29, 2013 and September 23, 2012.
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
Income tax expense in 2013 is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period. The Company’s consolidated effective tax rate in respect of continuing operations for the three and nine months ended September 29, 2013 was 37.4%, and was 40.5% and 42.2% for the three and nine months ended September 23, 2012, respectively. The effective tax rate was favorably impacted by the reduction of non-deductible dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012.

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
The following table summarizes the calculation of basic and diluted earnings per common share (adjusted for stock splits described in Note 3—Stockholders’ Equity) for the three and nine months ended September 29, 2013 and September 23, 2012:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Basic earnings per common share:
Numerator:
Net income	$12,055	$10,464	$33,784	$19,846
Denominator:
Basic weighted average common shares outstanding	67,866,667	67,866,667	67,866,667	61,613,373
Basic earnings per common share	$0.18	$0.15	$0.50	$0.32

Diluted earnings per common share:
Numerator:
Net income	$12,055	$10,464	$33,784	$19,846
Denominator:
Number of shares used in basic calculation	67,866,667	67,866,667	67,866,667	61,613,373
Weighted average dilutive effect of employee stock options	9,062	—	4,008	30
Diluted weighted average common shares outstanding	67,875,729	67,866,667	67,870,675	61,613,403
Diluted earnings per common share	$0.18	$0.15	$0.50	$0.32

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company excluded 15,380 and 9,416 weighted average stock options for the three and nine months ended September 29, 2013, respectively, and none for the three and nine months ended September 23, 2012 from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market price of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. The Company included all outstanding weighted average stock options with exercise prices less than the average market price of the common shares in the calculation of the weighted average dilutive effect of employee stock options, but a weighted average of 449,234 and 447,483 of these stock options for the three and nine months ended September 29, 2013, respectively, and 12,466 and none for the three and nine months ended September 23, 2012, respectively, did not have any impact on the dilutive effect of employee stock options in the preceding table, as they were determined to be antidilutive when the treasury stock method was applied.

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
The table below presents information for net sales, operating income and depreciation and amortization by segment for the three and nine months ended September 29, 2013 and September 23, 2012:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Three Months Ended September 29, 2013
Net sales	$47,201	$6,084	$23,997	$31,628	$—	$108,910
Operating income (loss)	$13,195	$910	$9,600	$9,358	$(14,537)	$18,526
Depreciation and amortization	$1,726	$247	$289	$896	$477	$3,635
Three Months Ended September 23, 2012
Net sales	$40,486	$4,829	$24,963	$25,582	$—	$95,860
Operating income (loss)	$11,771	$249	$9,588	$7,529	$(11,887)	$17,250
Depreciation and amortization	$1,504	$243	$223	$578	$393	$2,941
Nine Months Ended September 29, 2013
Net sales	$139,551	$15,425	$69,534	$95,514	$—	$320,024
Operating income (loss)	$39,544	$1,548	$26,433	$29,300	$(42,827)	$53,998
Depreciation and amortization	$5,047	$753	$807	$2,589	$1,303	$10,499
Nine Months Ended September 23, 2012
Net sales	$116,788	$11,954	$65,658	$77,304	$—	$271,704
Operating income (loss)	$34,582	$(148)	$24,706	$23,853	$(40,433)	$42,560
Depreciation and amortization	$4,288	$662	$604	$1,654	$1,029	$8,237

15.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable are comprised primarily of large balances due from a small number of major customers, principally distribution partners in the Asia-Pacific region and large department and specialty luggage stores

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

dispersed throughout the United States. Failure of one of the major customers to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 20.6% and 18.5% of consolidated trade accounts receivable at September 29, 2013 and December 31, 2012, respectively. These five customers accounted for 12.0% and 11.0% of consolidated net sales for the three and nine months ended September 29, 2013, respectively, and 11.4% and 11.3% for the three and nine months ended September 23, 2012, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 54.7% and 37.2% of accounts payable at September 29, 2013 and December 31, 2012, respectively. These five suppliers accounted for 72.1% and 74.0% of total product purchases for the three and nine months ended September 29, 2013, respectively, and 70.7% and 70.8% for the three and nine months ended September 23, 2012, respectively.

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
The following table presents the weighted-average assumptions used to estimate the fair value of the options granted during the periods presented:

	Nine Months Ended
	September 29, 2013	September 23, 2012
Weighted-average volatility	45.90%	45.90%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Risk-free rate	1.06%	1.14%

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
	(In thousands)		(In thousands)
Share-based compensation expense	$541	$15	$1,645	$27
Income tax benefit related to share-based compensation	$202	$6	$615	$11

A summary of option activity under the 2012 Plan as of September 29, 2013 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2012	12,466	$18.00
Granted	584,566	$20.54
Exercised	—	—
Forfeited or expired	(15,401)	$20.45
Outstanding - September 29, 2013	581,631	$20.49	9.26	$70,000
Options vested and expected to vest as of September 29, 2013	522,179	$20.49	9.26	$66,000
Options vested and exercisable as of September 29, 2013	4,154	$18.00	8.55	$10,000

A summary of the status of nonvested shares as of September 29, 2013 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested - December 31, 2012	12,466	$8.02
Granted	584,566	$9.13
Vested	(4,154)	$8.02
Forfeited	(15,401)	$9.09
Nonvested - September 29, 2013	577,477	$9.11

As of September 29, 2013, there was $3,068,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2012 Plan. Such cost is expected to be recognized over a weighted-average period of 2.23 years.

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
The reporting periods for our unaudited quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth fiscal quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on July 1, 2013 and June 25, 2012 and ended on September 29, 2013 and September 23, 2012, respectively. The nine-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2013 and 2012 and ended on September 29, 2013 and September 23, 2012, respectively.
Executive Overview
We are a high-growth, global, premium lifestyle brand whose products offer superior quality, durability and innovative design. We offer a comprehensive line of travel and business products and accessories in multiple categories. We design our products for, and market our products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status of Tumi products. We sell our products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. We have approximately 1,900 points of distribution in over 75 countries, and our global distribution network is enhanced by the use of our three logistics facilities located in the United States, Europe and Asia. We design our products in our U.S. design studios and selectively collaborate with well-known, international industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean.
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
Subsequent to our IPO, we completed a secondary offering in November 2012 and another in April 2013. These offerings, however, did not have any effect on the number of shares outstanding, as all shares in such offerings were sold by existing stockholders.
We have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales have grown from $95.9 million and $271.7 million in the three and nine months ended September 23, 2012, respectively, to $108.9 million and $320.0 million in the three and nine months ended September 29, 2013, respectively. This increase in net sales resulted primarily from an increase in the number of company-owned stores, an increase in average net sales per square foot in company-owned stores and continuous growth in our international wholesale sales. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increased demand for our products, as well as growing recognition of the Tumi brand. We have also recently increased our focus on our women’s line and on our online presence.

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
We believe there is a significant opportunity to continue to expand Tumi’s store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestige street venues. We had 5 and 11 new company-owned store openings (offset by 1 store closing in the first quarter) in the three and nine months ended September 29, 2013, respectively. We expect to open 8 to 16 company-owned stores in North America and Western Europe in each of 2013 and 2014, with the majority being full-price stores, while also expanding our online presence.
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
Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base. We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestige street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations. We have opened 52 company-owned stores since January 1, 2009 (3 stores in 2009, 8 stores in 2010, 11 stores in 2011, 19 stores in 2012 and 11 stores in the nine months ended September 29, 2013), bringing our total to 124 company-owned stores as of September 29, 2013. We currently expect to open 8 to 16 company-owned stores in each of 2013 and 2014. While we may be unable to successfully open new company-owned stores according to plan, we have identified approximately 200 potential sites for new company-owned stores and believe we have a market opportunity to more than triple our current number of company-owned full-price and outlet stores over the long term.

•
Expand wholesale distribution globally. We currently sell products in approximately 1,800 wholesale doors in over 75 countries. We plan to continue expanding wholesale distribution globally, with a focus on key markets in Asia (including mainland China, India, Japan and Korea), Eastern Europe and Central and South America. As part of this strategy, we will continue to develop relationships with wholesale distributors in these attractive geographies (in both new and existing markets), increase wholesale and distribution opportunities as well as expand into additional airport locations worldwide. We expect this distribution expansion will take several forms as appropriate for the specific market opportunity, including Tumi shop-in-shops, Tumi-defined corners within existing wholesale accounts or concession and consignment arrangements.

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
Adjusted EBITDA increased by approximately $13.9 million, or 27%, to $65.9 million for the nine months ended September 29, 2013 from $52.0 million for the nine months ended September 23, 2012. This increase was primarily due to higher net sales and gross margin dollars partially offset by an increase in operating expenses.

A reconciliation of net income to net income before preferred dividend expense (non-cash) and adjusted EBITDA is presented below:

	Nine Months Ended
	September 29, 2013	September 23, 2012
	(In thousands)
Net income	$33,784	$19,846
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	7,892
Net income before preferred dividend expense (non-cash)	33,784	27,738
Interest expense	570	1,151
Provision for income taxes	20,184	14,501
Depreciation and amortization	10,499	8,237
Loss on disposal of fixed assets	226	406
Other	630	(16)
Adjusted EBITDA	$65,893	$52,017

Average net sales per square foot is calculated using net sales for the last twelve months for all stores opened for the full twelve months. Average net sales per square foot increased by approximately $29, or 3%, to $1,080 as of September 29, 2013 from $1,051 as of December 31, 2012. This increase was primarily due to stable traffic patterns and positive consumer acceptance of our lighter weight products.

Results of Operations
The following tables set forth condensed consolidated operating results and other operating data for the periods indicated:
Operating results

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
	(In thousands)
Net sales	$108,910	$95,860	$320,024	$271,704
Cost of sales	44,918	40,685	135,709	116,431
Gross margin	63,992	55,175	184,315	155,273
OPERATING EXPENSES
Selling	7,304	6,517	20,910	17,597
Marketing	4,431	3,191	11,459	9,505
Retail operations	24,498	20,781	70,541	57,117
General and administrative	9,233	7,436	27,407	28,494
Total operating expenses	45,466	37,925	130,317	112,713
Operating income	18,526	17,250	53,998	42,560
OTHER INCOME (EXPENSES)
Interest expense	(162)	(284)	(570)	(1,151)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	—	—	(7,892)
Earnings from joint venture investment	100	161	587	832
Foreign exchange gains (losses)	831	432	197	(263)
Other non-operating income (expenses)	(38)	34	(244)	261
Total other income (expenses)	731	343	(30)	(8,213)
Income before income taxes	19,257	17,593	53,968	34,347
Provision for income taxes	7,202	7,129	20,184	14,501
Net income	$12,055	$10,464	$33,784	$19,846

Percentage of net sales

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Net sales	100%	100%	100%	100%
Cost of sales	41%	42%	42%	43%
Gross margin	59%	58%	58%	57%
OPERATING EXPENSES
Selling	7%	7%	6%	7%
Marketing	4%	3%	4%	4%
Retail operations	23%	22%	22%	21%
General and administrative	8%	8%	9%	10%
Total operating expenses	42%	40%	41%	42%
Operating income	17%	18%	17%	15%
OTHER INCOME (EXPENSES)
Interest expense	—%	—%	—%	—%
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—%	—%	—%	(3)%
Earnings from joint venture investment	—%	—%	—%	—%
Foreign exchange gains (losses)	1%	—%	—%	—%
Other non-operating income (expenses)	—%	—%	—%	—%
Total other income (expenses)	1%	—%	—%	(3)%
Income before income taxes	18%	18%	17%	12%
Provision for income taxes	7%	7%	6%	5%
Net income	11%	11%	11%	7%
___________________________________________________
*The percentages in the table may not be exact due to rounding.

The following table summarizes the number of company-owned stores open at the beginning and end of the nine months ended September 29, 2013:

Nine Months Ended
September 29, 2013
Number of stores open at beginning of period	114
Stores opened	11
Stores closed	(1)
Number of stores open at end of period	124

Three months ended September 29, 2013 compared with the three months ended September 23, 2012
Net Sales
The following table presents net sales by operating segment for the three months ended September 29, 2013 compared with the three months ended September 23, 2012:

	Three Months Ended September 29, 2013	Three Months Ended September 23, 2012	% Change
	(In thousands)
Direct-to-Consumer North America	$47,201	$40,486	17%
Direct-to-Consumer International	6,084	4,829	26%
Indirect-to-Consumer North America	23,997	24,963	(4)%
Indirect-to-Consumer International	31,628	25,582	24%
Total	$108,910	$95,860	14%

Net sales increased $13.1 million, or 14%, to $108.9 million for the three months ended September 29, 2013 from $95.9 million for the three months ended September 23, 2012. Net sales have increased across all of our operating segments for the three months ended September 29, 2013 as compared with the three months ended September 23, 2012, except for Indirect-to-Consumer North America, which reported a slight decrease in sales during the quarter. Net sales have increased due principally to new store openings, positive comparable store sales from existing stores, continued wholesale expansion outside the United States, continued growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce and continued consumer acceptance of our lighter weight product refreshes. Store traffic patterns have remained stable during the quarter. There were no significant price increases or product collections launched in the third quarter of 2013. There were 5 new company-owned store openings and a completed store renovation during the three months ended September 29, 2013. New stores opened since the third quarter of 2012 contributed to approximately one-fourth of the overall sales growth from the three months ended September 23, 2012 to the three months ended September 29, 2013.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 17% increase for the three months ended September 29, 2013 as compared with the three months ended September 23, 2012. Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2012 will not impact the comparable store comparison until January 1, 2014. North America full-price comparable store sales increased 2%, North America outlet comparable store sales increased 9% and our North America e-commerce sales increased 25%. Overall, including our e-commerce website, North America comparable store sales increased 7% for the period. Of the new stores opened since the third quarter of 2012, 13 were in the North America segment and contributed to approximately half of the net sales growth in the Direct-to-Consumer North America segment from the three months ended September 23, 2012 to the three months ended September 29, 2013.
Net sales attributable to the Direct-to-Consumer International segment experienced a 26% increase for the three months ended September 29, 2013 as compared with the three months ended September 23, 2012, with international full-price comparable store sales up 14% (8% in Euros) and outlet comparable store sales up 28% (22% in Euros). Our international e-commerce sales were down 1% (6% in Euros). Our international e-commerce websites are relatively new and have a smaller amount of sales activity, but are slowly becoming more frequented shopping destinations for customers in Europe who shop on the web. Overall, including our e-commerce websites, our international comparable store sales were up 17% (11% in Euros) for the period. Management changes made last year continue to have a positive impact on our international store operations. Additionally, of the new stores opened since the third quarter of 2012, one was in Western Europe and contributed to approximately 15% of the Direct-to-Consumer International net sales growth from the three months ended September 23, 2012 to the three months ended September 29, 2013.
Overall, including e-commerce, comparable store sales for all Direct-to-Consumer channels increased 8% globally for the three months ended September 29, 2013 as compared with the three months ended September 23, 2012.
Net sales attributable to the Indirect-to-Consumer North America segment decreased 4% for the three months ended September 29, 2013 as compared with the three months ended September 23, 2012. Despite increases in our Canadian wholesale business and solid department store growth, North America Indirect-to-Consumer sales have been negatively impacted by our decision to limit our special markets business in an effort to limit the incidences of product diversion and trans-shipping abuses that have become a more common occurrence in Asia, particularly in Japan and Korea, where the Tumi brand is becoming increasingly popular. Certain special markets customers have been a source of unauthorized product diversion in the past. Additionally, lower off-price sales in the quarter, combined with the aforementioned limitation on our special markets business, resulted in an approximately $2.5 million sales decline in the three months ended September 29, 2013 as compared to the three months ended September 23, 2012.
Net sales attributable to the Indirect-to-Consumer International segment increased 24% for the three months ended September 29, 2013 as compared with the three months ended September 23, 2012. Continued growth in Asia and expansion of distribution in the Europe, Middle East and Africa region, as well as growing consumer acceptance of the brand have favorably impacted results in this segment.
Operating income
The following table presents operating income (loss) by operating segment for the three months ended September 29, 2013 as compared with the three months ended September 23, 2012:

	Three Months Ended September 29, 2013	Three Months Ended September 23, 2012	% Change
	(In thousands)
Direct-to-Consumer North America	$13,195	$11,771	12%
Direct-to-Consumer International	910	249	265%
Indirect-to-Consumer North America	9,600	9,588	< 1%
Indirect-to-Consumer International	9,358	7,529	24%
Non-allocated corporate expenses	(14,537)	(11,887)	(22)%
Total	$18,526	$17,250	7%

Operating income increased $1.3 million, or 7%, to $18.5 million for the three months ended September 29, 2013 from $17.3 million for the three months ended September 23, 2012. This improvement was a result of higher revenues and improved gross margin dollars partially offset by higher operating expenses. These higher operating expenses reflect an increase in our investment in marketing and the incremental investment required to assure the success of the transition of our web stores to a more effective and efficient model. In addition, we are continuing to invest in our human resource base in design, IT, finance and logistics. All operating segments improved as compared with the comparable prior year period. Our operating segments have benefited from continued revenue growth, principally volume related, store openings in the Direct-to-Consumer segments, and distribution expansion in the Indirect-to-Consumer International segment. In addition to our previously mentioned investments in marketing and our e-commerce websites, operating expenses have increased due to higher retail operations expenses related to the cost of new store openings in 2013 and the wrap effect (expenses for opened stores for which there were limited or no expenses in the comparable prior period) of stores opened in 2012.
Operating margin was 17% for the three months ended September 29, 2013 as compared with 18% for the three months ended September 23, 2012, as the previously mentioned investments in marketing and our e-commerce websites offset our fixed cost leverage.
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
Other income and expenses
Other income, net increased $0.4 million to $0.7 million for the three months ended September 29, 2013 from $0.3 million for the three months ended September 23, 2012, due principally to gains on foreign exchange in the quarter.
Income tax expense
Provision for income taxes increased $0.1 million, or 1%, to $7.2 million in the three months ended September 29, 2013 from $7.1 million in the three months ended September 23, 2012, due principally to higher income before taxes, as well as a lower effective income tax rate.

Net income
Net income increased $1.6 million to $12.1 million for the three months ended September 29, 2013 from $10.5 million for the three months ended September 23, 2012. The increase in net income was due mainly to the increase in net sales and gross margin dollars.
Basic and diluted weighted average shares outstanding for the three months ended September 29, 2013 and September 23, 2012 were 67.9 million shares, respectively. Basic and diluted EPS was $0.18 per common share for the three months ended September 29, 2013 versus $0.15 per common share for the three months ended September 23, 2012.
Nine months ended September 29, 2013 compared with the nine months ended September 23, 2012
Net Sales
The following table presents net sales by operating segment for the nine months ended September 29, 2013 compared with the nine months ended September 23, 2012:

	Nine Months Ended September 29, 2013	Nine Months Ended September 23, 2012	% Change
	(In thousands)
Direct-to-Consumer North America	$139,551	$116,788	19%
Direct-to-Consumer International	15,425	11,954	29%
Indirect-to-Consumer North America	69,534	65,658	6%
Indirect-to-Consumer International	95,514	77,304	24%
Total	$320,024	$271,704	18%

Net sales increased $48.3 million, or 18%, to $320.0 million for the nine months ended September 29, 2013 from $271.7 million for the nine months ended September 23, 2012. Net sales have increased across all of our operating segments for the nine months ended September 29, 2013 as compared with the nine months ended September 23, 2012. Sales have increased due principally to an increase in volume resulting from new store openings, positive comparable store sales from existing stores, continued wholesale expansion outside the United States, continued growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce and continued consumer acceptance of our lighter weight products. There were 11 new company-owned store openings during the nine months ended September 29, 2013 (offset by 1 store closing). Overall, store traffic patterns have remained stable in the first nine months of 2013. We also had 5 additional sales days in the first nine months of 2013 as compared to the first nine months of 2012. There were no significant price increases during the period. We have continued to grow our own e-commerce websites and our wholesale customers’ e-commerce websites also showed positive results. Additionally, during the first nine months of 2013, there were new colors of Tegra-Lite introduced, a successful designer collaboration on a women’s collection with Anna Sui, and the introduction of Ticon, a collection designed to protect against identity theft. In the women’s line, both the Carlyle and Voyager collections also introduced seasonal colors to which consumers appear to be responding positively. While the net effect of these new colors (net of cannibalization) were not material, these seem to have been met with consumer enthusiasm. New stores opened since the third quarter of 2012 contributed approximately 15% of the overall sales growth from the nine months ended September 23, 2012 to the nine months ended September 29, 2013.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 19% increase for the nine months ended September 29, 2013 as compared with the nine months ended September 23, 2012. North America full-price comparable store sales increased 3%, North America outlet comparable store sales increased 12% and our North America e-commerce sales increased 24%. Overall, including our e-commerce website, North America comparable store sales increased 9% for the period. Additionally, of the new stores opened since the third quarter of 2012, 13 were in the North America segment and contributed to approximately one-third of the net sales growth in the Direct-to-Consumer North America segment from the nine months ended September 23, 2012 to the nine months ended September 29, 2013.
Net sales attributable to the Direct-to-Consumer International segment experienced a 29% increase for the nine months ended September 29, 2013 as compared with the nine months ended September 23, 2012, with international full-price comparable store sales up 12% (9% in Euros) and international outlet comparable store sales up 30% (27% in Euros). Our international e-commerce sales were up 3% (less than 1% in Euros). Overall, including our e-commerce websites, our international comparable store sales were up 17% (14% in Euros) for the period. Management changes made last year continue to have a positive impact on international store operations. Additionally, of the new stores opened since the third quarter of

2012, one was in Western Europe and contributed to approximately 10% of the Direct-to-Consumer International net sales growth from the nine months ended September 23, 2012 to the nine months ended September 29, 2013.
Overall, including e-commerce, comparable store sales for all Direct-to-Consumer channels increased 9% globally for the nine months ended September 29, 2013 as compared with the nine months ended September 23, 2012.
Net sales attributable to the Indirect-to-Consumer North America segment increased 6% and net sales attributable to the Indirect-to-Consumer International segment increased 24% for the nine months ended September 29, 2013 as compared with the nine months ended September 23, 2012. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites as well as the aforementioned enthusiasm around our lightweight products and additions to our collections. This was partially offset by the previously discussed limited growth of our special markets business. Our Indirect-to-Consumer International net sales have been favorably impacted by strong performance in Asia related to the opening of new wholesale points of distribution and in the Europe, Middle East and Africa region, aided by positive reaction to our lightweight collections.
Operating income
The following table presents operating income (loss) by operating segment for the nine months ended September 29, 2013 compared with the nine months ended September 23, 2012:

	Nine Months Ended September 29, 2013	Nine Months Ended September 23, 2012	% Change
	(In thousands)
Direct-to-Consumer North America	$39,544	$34,582	14%
Direct-to-Consumer International	1,548	(148)	*NM
Indirect-to-Consumer North America	26,433	24,706	7%
Indirect-to-Consumer International	29,300	23,853	23%
Non-allocated corporate expenses	(42,827)	(40,433)	(6)%
Total	$53,998	$42,560	27%
__________________
*NM: not meaningful

Operating income increased $11.4 million, or 27%, to $54.0 million for the nine months ended September 29, 2013 from $42.6 million for the nine months ended September 23, 2012. This improvement was a result of higher revenues and improved gross margin dollars partially offset by higher operating expenses. All operating segments improved as compared with the comparable prior year period. Our operating segments have benefited from store openings in the Direct-to-Consumer segments, distribution expansion in the Indirect-to-Consumer International segment, and wholesale e-commerce growth in the Indirect-to-Consumer North America segment. Operating expenses have increased principally due to higher retail operations expenses related to the cost of new store openings in 2013 and the wrap effect of stores opened in 2012. Additionally, during the nine months ended September 29, 2013, we incurred $0.5 million of offering costs associated with the secondary offering completed in April 2013 and accrued a $1.5 million termination fee associated with a change in our website e-services provider in order to move to a more insourced model. During the nine months ended September 23, 2012, we incurred a $5.5 million one-time special bonus paid to the CEO in connection with the successful completion of the IPO (see Note 1 of our condensed consolidated financial statements for further information regarding our IPO).
Operating margin improved to 17% for the nine months ended September 29, 2013 as compared with 16% for the nine months ended September 23, 2012. However, excluding the aforementioned termination fee and offering costs from the nine months ended September 29, 2013 and excluding the special cash bonus paid to the CEO from the nine months ended September 23, 2012, operating margin remained consistent at approximately 18%.
Other income and expenses
Other expenses decreased $8.2 million to less than $0.1 million for the nine months ended September 29, 2013 from $8.2 million for the nine months ended September 23, 2012. Total other income and expenses for the nine months ended September 23, 2012 include dividend expense on mandatorily redeemable preferred stock and preferred equity interests, a non-cash charge. The overall decrease in other expenses was attributable to a reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012. Excluding this one item, total other expenses decreased $0.3 million to less than $0.1 million for the nine months ended September 29, 2013 from $0.3 million for the nine months ended September 23, 2012, mainly due to a reduction in interest expense offset by an increase in other non-operating expenses.
Income tax expense
Provision for income taxes increased $5.7 million, or 39%, to $20.2 million in the nine months ended September 29, 2013 from $14.5 million in the nine months ended September 23, 2012, due principally to higher income before taxes. The effective tax rate was favorably impacted by the reduction of non-deductible dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012.
Net income
Net income increased $13.9 million to $33.8 million for the nine months ended September 29, 2013 from $19.8 million for the nine months ended September 23, 2012. The increase in net income was due mainly to the increase in net sales and gross margin dollars as well as the aforementioned reduction in dividend expense on mandatorily redeemable preferred stock and preferred equity interests.
Basic and diluted weighted average shares outstanding for the nine months ended September 29, 2013 and September 23, 2012 were 67.9 million and 61.6 million shares, respectively. Basic and diluted EPS was $0.50 per common share for the nine months ended September 29, 2013 versus $0.32 per common share for the nine months ended September 23, 2012.
Net income before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $33.8 million and $27.7 million for the nine months ended September 29, 2013 and September 23, 2012, respectively. Basic and diluted EPS before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $0.50 per common share and $0.45 per common share for the nine months ended September 29, 2013 and September 23, 2012, respectively.
In addition, adjusting for dividend expense and the aforementioned one-time expenses in both periods ($1.5 million termination fee, or $0.9 million after tax, and $0.5 million offering costs, or $0.3 million after tax, for the nine months ended September 29, 2013 and $5.5 million special cash bonus paid to the CEO, or $3.1 million after tax, for the nine months ended September 23, 2012) net income in the first nine months of 2013 increased approximately $4.1 million, or 13%, to $35.0 million from $30.9 million in the first nine months of 2012. Basic and diluted EPS before dividend expense on mandatorily redeemable preferred stock and preferred equity interests adjusted for the aforementioned one-time costs in both periods was $0.52 and $0.50 per common share for the nine months ended September 29, 2013 and September 23, 2012, respectively.
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
Cash and cash equivalents
As of September 29, 2013, we had cash and cash equivalents of $20.5 million. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.

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
We generated cash flows from operations of $29.0 million during the nine months ended September 29, 2013, compared to $14.0 million during the nine months ended September 23, 2012. The principal reason for this increase was the improvement in net income.
Investing activities
Cash flows used for investing activities consisted of capital expenditures for store expansion plans, store renovations, store openings, information technology infrastructure, distribution infrastructure and product tooling costs.
Cash used for capital expenditures was $16.3 million and $14.1 million for the nine months ended September 29, 2013 and September 23, 2012, respectively. The increase was due principally to the investment in a new point of sale system, store openings, and the completion of our warehouse expansion project.
Financing activities
Cash used in financing activities was $29.0 million for the nine months ended September 29, 2013 compared to $16.2 million for the nine months ended September 23, 2012. The increase was mainly attributable to the pay down of the revolving credit facility during 2013.
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
As of September 29, 2013 and December 31, 2012, we had $16,000,000 and $45,000,000 outstanding under the Amended Credit Facility, respectively. As of September 29, 2013 and December 31, 2012, the facility bore interest at the market LIBOR rate of 0.19% and 0.22%, respectively, plus 100 basis points. Letters of credit outstanding at September 29, 2013 and December 31, 2012 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $53,714,000 and $24,714,000, respectively. The fee for the unused portion of the facility was $20,000 and $48,000 for the three and nine months ended September 29, 2013, respectively, and $5,000 and $9,000 for the three and nine months ended September 23, 2012, respectively.
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
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Borrowers were in compliance in all material respects with all such covenants as of September 29, 2013.
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
The foregoing summaries of certain provisions of the Amended Credit Facility do not purport to be complete and are qualified in their entirety by reference to the full text of the Amended Credit Facility, which is incorporated by reference as exhibit 10.3b to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 21, 2013.

Contractual Obligations
There have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 21, 2013, except for the balance of the revolving credit facility, which has decreased from $45.0 million as of December 31, 2012 to $16.0 million as of September 29, 2013, solely due to our payments on the revolving credit facility during the nine months ended September 29, 2013.

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
Our reporting units for the purpose of goodwill impairment testing are our reportable business segments: (i) Direct-to-Consumer North America, (ii) Indirect-to-Consumer North America, (iii) Direct-to-Consumer International and (iv) Indirect-to-

Consumer International. Our reporting units were determined in accordance with the guidance on reportable segments in FASB ASC 280-10-50-1. There is no discrete financial information available for our operations below our reportable business segments.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of Novermber.

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