Form 10-K
period 2013-12-31
Tumi Holdings, Inc.
filed 2014-02-28
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding shares of common stock held by non-affiliates of Tumi Holdings, Inc. at June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,151,084,232 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant and persons or entities that control, are controlled by, or are under common control of the registrant have been deemed affiliates.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	February 27, 2014
Common Stock, $0.01 Par Value	67,866,667 shares
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth under “Risk Factors.” For example, if general economic conditions and the availability of opportunities in the marketplace that complement our store strategy ultimately differ from those anticipated by management, the actual pace of our future store openings may differ materially from the pace contemplated by a forward-looking statement. Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

PART I

ITEM 1. BUSINESS

Unless the context requires otherwise, the words “Tumi,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Tumi Holdings, Inc. and its subsidiaries. Unless otherwise specified in this Annual Report on Form 10-K, all references to currency, monetary values and dollars set forth herein shall mean United States (U.S.) dollars.
Overview
We are a leading, growing, global, premium lifestyle brand whose products offer superior quality, durability, functionality and innovative design. We have grown at a compound annual growth rate of 14% in net sales and 17% in operating income from 2005 through 2013. We offer a comprehensive line of travel and business products and accessories in multiple categories, building on our strong heritage of producing high-end performance travel goods and business cases. We design our products for, and market our products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status of Tumi products. We have a significant and loyal consumer base with our typical consumer owning multiple Tumi products.
As of December 31, 2013, we distribute our products globally in over 75 countries through approximately 1,900 points of distribution. We utilize multiple channels, including retail, wholesale and e-commerce. This multi-channel approach focuses on points of distribution that foster and enhance the Tumi brand. Our retail stores represent our core approach to brand-enhancing distribution, with locations in premium retail venues throughout the world including New York, Beverly Hills, San Francisco, Chicago, Paris, London, Rome, Tokyo, Munich, Moscow, Milan and Barcelona. We design our products in our U.S. design studios and selectively collaborate with well-known, international, industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, Italy and the Caribbean. Our global distribution network is enhanced by the use of our three logistics facilities in the United States, Europe and Asia.
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
Our Competitive Strengths

•
Premium lifestyle brand.    We are a leading premium lifestyle brand and our products are frequently purchased by sophisticated professionals and frequent travelers. The strength of our brand is built on our heritage as a producer of high-end performance luggage, business cases and accessories. We have developed a loyal consumer base that we believe values the superior quality, performance, functionality and durability of our products, as well as the status and reputation of the Tumi brand. We believe the Tumi brand maintains its premium position and pricing as a result of our meticulous approach to product development that combines superior quality and durability with functional and innovative design. We are committed to five founding principles; excellence in design, functional superiority, technical innovation, unparalleled quality and world-class customer service. Our continued focus on our founding principles allows us to both reinforce our reputation for high quality products, increase multiples purchases and strengthen our brand awareness.

•
Successful multi-channel global distribution model.    Our diverse geographic presence enables us to distribute our products globally through multiple flexible distribution channels, each with favorable economics. We have positioned our various distribution channels in geographies that we believe offer significant future growth potential. This has enabled us to enhance our brand, increase our margins and self-fund our expansion while limiting our exposure to economic and business dislocations in any single geography or distribution channel. We implement targeted region-specific approaches to opening additional doors in our various markets:

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

As of December 31, 2013, we have approximately 1,900 global points of distribution, an increase of approximately 50% since 2006. In that time, we have more than tripled the number of company-owned retail locations and partner stores globally, expanded into several new geographical markets, more than tripled our net sales from outside North America, increased our door presence in international airports and expanded our online presence and sales.

•
Technical and design innovation.    Our products are created to achieve superior levels of design, performance and style. We are committed to innovation and design quality, and foster this commitment in many ways, including strategic investments in cutting edge tools, dies and materials. In addition, in the past we have maintained and utilized a database of over 16,000 consumers who provided us with periodic feedback on our products, designs and after-sales service. Our ongoing focus on improving the form and function of our products has enabled us to design innovative products that anticipate and address consumer needs and design trends on both functional and stylistic levels. We have introduced several proprietary luggage components and systems such as several patented luggage expansion systems and the Fusion Z ballistic nylon material. Our proprietary designs and product features are protected by over 200 design or mechanical patents, with over 65 additional patent applications pending. Rigorous materials and product testing in the U.S. and Asia further contribute to product quality and compliance with environmental standards. We regularly update our collections and collaborate with various designers on limited edition collections to provide consumers with new and distinctive product offerings. In the past three years, we have received numerous industry awards for innovation and design excellence.

•
Exceptional consumer loyalty.    We experience exceptional brand loyalty from our consumers, which we believe emanates from our longstanding commitment to functionality, quality, durability and customer service, which includes both excellent pre-sale customer service, as well as a global network of stores and service centers that provide exceptional after-purchase service. According to recent attitude and usage surveys, which we commissioned and which were conducted by Northstar Research Partners in 2013 and 2012, customer satisfaction and brand perception continue to receive high ratings from participants. The 2012 study focused on brand perception and awareness, where Tumi received its highest rating for advocacy; nearly every customer who owned a Tumi item indicated they would recommend the brand. The 2013 study reinforced consumer loyalty and satisfaction with a very high net promoter rating, which measures the likelihood that a brand owner would recommend Tumi to another. Tumi’s net promoter score was on par with renowned industry leaders and was ranked #1 among competitor brands.

•
Strong revenue and operating income growth.    Our flexible and scalable operating model has allowed us to achieve a high level of self-funded growth without compromising our ability to efficiently manage our operating expenses. From 2005 to 2013, we achieved strong compound annual growth of 14% in net sales and 17% in operating income in a period that included a severe economic downturn. We had a strong operating margin of 18% in 2013, 2012 and 2011. Our business generated strong cash flows from operations of $62.6 million, $48.0 million and $40.0 million in 2013, 2012 and 2011, respectively.

•
Experienced management team.    The senior management team has an average of 30 years of experience in the retail and the consumer packaged goods industries. This team has a demonstrable track record of delivering strong growth and increased profitability. The members of our team are all recognized leaders in their respective areas of expertise, as well as highly trained and educated professionals. Their experiences with leading retail and consumer packaged goods organizations have enabled us to deliver strong performance and growth, including during business cycle downturns.

Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base.    We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestige street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations. We have opened 58 company-owned stores since January 1, 2009 (3 stores in 2009, 8 stores in 2010, 11 stores in 2011, 19 stores in 2012 and 17 stores in 2013), bringing our total to 130 company-owned stores. We currently expect to open 18 to 22 company-owned stores in each of 2014 and 2015, and expect that the majority will be located in North America and that several will be located in Western Europe. While we may be unable to successfully open new company-owned stores according to plan, we have identified approximately 200 potential sites for new company-owned stores and believe we have a market opportunity to more than triple our current number of company-owned retail and outlet stores over the long term.

•
Expand wholesale distribution globally.    We currently sell products in approximately 1,800 wholesale doors in over 75 countries. We plan to continue expanding wholesale distribution globally, with a focus on key markets in Asia (including mainland China, India, Japan and Korea), Eastern Europe and Central and South America. As part of this strategy, we will continue to develop relationships with wholesale distributors in these attractive geographies (in both new and existing markets) and increase wholesale and distribution opportunities as well as expand into additional airport locations worldwide. We expect this distribution expansion will take several forms as appropriate for the specific market opportunity, including Tumi shop-in-shops, Tumi-defined corners within existing wholesale accounts or concession and consignment arrangements.

•
Continue to increase our brand awareness.    We seek to increase our brand awareness among our targeted consumer base through retail and wholesale distribution expansion, select marketing initiatives, new product lines and selective licensing in brand extensions. In the wholesale distribution channel, we target distribution expansion by increasing the number of our partner stores where we can control the consumer experience. We will continue to focus on in-store marketing, and we plan to effectively utilize our websites, social networking sites and other online forms of communication to build consumer knowledge of the Tumi brand. We believe increasing brand awareness will lead to greater foot traffic in our current locations, enable us to continue increasing our loyal consumer base and ultimately contribute to enhanced growth and profitability.

•
Broaden the appeal of our products through new product introductions.    We seek to design products that are innovative, functional and stylish. We anticipate introducing new products in lighter weight and durable materials, colors which appeal to women and men, premium products with a classic or contemporary design, as well as stylish and durable products at more accessible price points for our younger consumer. We also plan to continue to introduce new products to our successful brand extension lines, including eyewear, belts, outerwear and other accessories.

•
Improve our store operations.    Our average net sales per square foot in company-owned stores has increased from $642 in 2005 to $1,088 in 2013. We continue to focus on improving store efficiency, including through our retail performance maximization, or RPM, program, which was implemented in 2009. The RPM program emphasizes training and staff development programs and the effective use of visual merchandising and fixtures. Our goal is to continue to increase sales per store by increasing conversion rates and units and dollars per transaction while enhancing the consumer experience.

•
Expand our e-business.    Our e-commerce business consists of our websites and certain of our wholesale customers’ e-commerce websites. This online presence is an extension of our brand and points of distribution, serving both as an informational resource and a complementary sales channel for our consumers. E-commerce sales grew by 22% during 2013 compared with 2012 and represented approximately 11% of our net sales during 2013. We expect sales from this channel to continue to grow as consumers become more aware of our e-commerce capabilities and we continue to expand our online transactional presence into new markets. In addition, we believe that our previously announced migration to an insourced model will improve websites’ functionality and efficiency in the future.

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

•
Travel products.    Travel products comprised approximately 44%, 45% and 46% of our net sales in 2013, 2012 and 2011, respectively. This category consists of wheeled travel products, the majority of which are classified as “carry-on” styles and packing cases, as well as soft styles without wheels such as satchels, garment bags, boarding totes and cross-body bags.

•
Business cases.    Business cases comprised approximately 42%, 41% and 40% of our net sales in 2013, 2012 and 2011, respectively. Primarily consisting of soft business cases, this category also includes wheeled business cases, backpacks, messenger bags, day bags and totes.

•
Accessories.    Accessories comprised approximately 14% of our net sales in each of 2013, 2012 and 2011. This broad category includes a wide array of lower priced and often daily use items, with wallets and card cases being the most popular items purchased. Additional accessory categories include agendas and planners, passport cases, mobile covers, umbrellas and travel accessories such as electric current adapters, key fobs, packing accessories, toiletry kits and foldable travel totes. Accessories also encompass brand extensions that address the lifestyle aspect of our brand, including belts, outerwear and, most recently, sunglasses and eyewear. We believe we can grow our accessories business by adding new materials and styles, new assortments of products and expanding wholesale distribution. We also believe this category can be instrumental in reaching new consumers as well as providing additional sales to existing customers.

We offer products from each of these three major categories in the following key product lines.

•	Core. Products targeted at business professionals and frequent travelers primarily concerned with practicality, durability and functionality.
•	Premium. Products targeted at high-income consumers looking for more distinctive products using the highest quality materials.
•	Trend/sport. Products targeted at younger consumers that are early adopters seeking bold, modern designs.
•	T-Tech. Products targeted at younger adults aged 25-35 who seek the quality and performance of the Tumi brand but are looking for more youthful designs and lower entry-level price points.
•	Women. Products targeted at female consumers looking for business and travel items that are high quality and durable, yet more feminine and stylish.
Within each of our core, premium, trend/sport and T-Tech lines we offer products that are targeted to appeal to both men and women. Products in our women’s line are designed to appeal specifically to female consumers. They are designed with an eye for the business woman who travels and whose needs blend functionality, durability, practicality and style.

Our full-price product line is comprised of an average of 1,100 stock keeping units, or SKUs. Approximately 40% of these SKUs rotate on a seasonal basis to address color trends for women’s products, spur impulse purchases for holiday and gift giving, remain current with electronic accessories and inject excitement and continual interest in our retail stores.
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
Sales
As of December 31, 2013, we distribute our products globally in over 75 countries through approximately 1,900 points of distribution. We utilize multiple channels, including company-owned retail and outlet stores, partner stores, third-party wholesale, e-commerce and special markets channels. Such varied distribution allows our brand to fully service existing consumers and showcase the Tumi lifestyle, while also introducing our brand to potential new consumers. We focus on exercising strict control over our distribution channels in order to maintain and develop the brand’s premium image. In 2013, the Direct-to-Consumer North America channel accounted for approximately 45% of our net sales and the Direct-to-Consumer International channel accounted for approximately 5% of our net sales, while the Indirect-to-Consumer North America channel accounted for approximately 22% of our net sales and the Indirect-to-Consumer International channel accounted for approximately 28% of our net sales. In 2013, approximately 67% of our net sales were attributable to the North America region, approximately 18% were attributable to the Asia-Pacific region, approximately 14% were attributable to the Europe, Middle East and Africa, or EMEA, region and approximately 1% were attributable to the Central and South America region.
Direct-to-Consumer
Full-price stores.    This channel consists of full-price company-owned stores, which present only Tumi-branded products. Such stores allow the consumer to experience our full range of products and the lifestyle experience of our brand and enable us to test new products and brand extensions. As of December 31, 2013, we had 97 full-price company-owned stores around the world (86 in North America and 11 in Europe), in a variety of locations including high-end shopping streets, high-traffic neighborhoods, shopping malls and airports. These company-owned stores also serve as customer service points that perform or arrange for repairs, which further enhances our reputation for world-class customer service. A new company-owned store often leads to overall growth within a market and we have historically experienced little or no cannibalization of other distribution channels when we have opened new company-owned stores in a particular area served by other channels. We focus on opening company-owned stores in a manner that maximizes sales productivity and enhances the consumer experience. Our average company-owned store size, including outlet stores, is 1,590 square feet with an average of 1,065 square feet of selling space. Our company-owned stores, including outlet stores, had an average net sales of $1,088 per square foot for the year ended December 31, 2013.
Outlet stores.    As of December 31, 2013, we operated 33 branded outlet stores in premium outlet malls in the U.S., the United Kingdom, France, Germany and the Netherlands, which sell our DFO products. Our outlet channel also provides a brand-enhancing environment for the disposition of our discontinued products. They also serve as a point-of-entry into the brand for new consumers interested in the quality of Tumi that want to test the product at a lower price point for its quality and value proposition.
We believe there is a significant opportunity to grow our store base as we believe both the North American and international markets can support additional company-owned full-price and outlet stores. We opened 17 stores in 2013 (offset by 1 store closing) and plan to open 18 to 22 new company-owned stores during each of 2014 and 2015, and expect that the majority will be located in North America and that several will be located in Western Europe.
E-commerce.    Our direct-to-consumer e-commerce websites operate in the U.S., the United Kingdom and Germany. Our online platform and virtual stores are extensions of our brand and points of distribution, serving as informational resources, an important marketing tool and showcase of the brand. During the year ended December 31, 2013, our websites had over ten million visits with an average of six pages viewed per visit, a conversion rate of approximately 1% and an average order size of approximately $300.

Indirect-to-Consumer
Wholesale.    In the wholesale setting, we sell to high-end department stores, luggage, travel and business specialty stores, Tumi-branded boutiques, shop-in-shops and duty-free airport retailers. As of December 31, 2013, including partner stores, we had approximately 800 wholesale points of distribution in North America and approximately 1,000 wholesale points of distribution internationally. We continue to focus on point-of-sale efficiency and operations and were able to increase average net sales per door from 2012 to 2013. We have demonstrated that we can increase our wholesale volume through improved assortment management, new product initiatives, careful product presentation, such as branded shop-in-shops, and marketing. By moderating direct investments, streamlining our support and sales activities and improving brand management techniques, we have evolved our wholesale business into a profitable channel with sustainable growth opportunities.
Partner stores.    As of December 31, 2013, we had approximately 130 partner stores, which are operated by local distributors or retailers, carry only Tumi products, have the same appearance as company-owned full-price stores and are governed by strict operating guidelines that we dictate. These stores provide us with a capital efficient format for reaching the global consumer, while maintaining our ability to control the quality of the consumer experience. We partner with numerous distributors and have arrangements to operate partner stores in North America, Australia, Brazil, China, Ecuador, Finland, Greece, Hong Kong and Macau, India, Indonesia, Korea, various countries in the Middle East, the Philippines, Russia, Singapore and Malaysia, South Africa, Taiwan, Thailand, Turkey, the Ukraine, Ireland and Vietnam. Our distributor in the United Kingdom has rights to distribute our products to wholesale customers in the United Kingdom, with the exception of airport stores in that territory. We monitor our relationships with our partner store operators very closely, requiring stringent adherence to Tumi standards of branding and marketing. In Japan, we operate our business through a joint venture, Tumi Japan, which is responsible for developing the Japanese market through a jointly-developed business plan and is actively growing the brand in retail and department stores.
E-commerce.    We sell to third-party e-commerce sites such as Amazon.com and Zappos.com, as well as the e-commerce sites of certain of our wholesale customers, including those of major department stores such as Neiman Marcus, Saks Fifth Avenue and Nordstrom. The Tumi Japan joint venture also operates an e-commerce site. Additionally, we sell selectively through a few membership websites such as Rue La La, Gilt and Vente Privée. We use these websites primarily for disposition of excess inventory, but also to strategically reach younger female consumers, a consumer group we believe offers significant growth opportunity. We are focused on increasing the number of partner websites through which we sell our products, as well as the existing array of products available through such websites.
Special markets.    Our growing business-to-business channel targets corporations and incentive marketers for corporate gifts, sales-incentive programs and loyalty and membership rewards programs. In the past, we have also sold selectively to mass marketers with a value-priced program for the T-Tech brand.
Sales personnel
Our sales personnel are responsible for developing the wholesale channels, principally premium department and specialty stores, while ensuring our company-owned and partner stores are maintained and operated according to our guidelines. All company-owned and partner stores are overseen by account executives who regularly visit these locations to ensure that each store environment is brand-enhancing. We have sales offices in New York, Paris, Milan, Hong Kong and Tokyo with employees responsible for covering local accounts and assisting with presentation, training and inventory management within various regions. Our sales force sells directly to consumers and accounts in North America, Japan and Western Europe. Distributors that manage and run our partner stores sell directly to wholesale accounts in the United Kingdom, Russia, Greece, Turkey, South Africa, the Middle East, Australia, Central and South America and the Asia-Pacific region(excluding Japan).
Training
Our in-store training program for retail associates is designed to support an increase in conversion rates in our stores and emphasizes product training, enhanced selling technique awareness, store manager training, and staff development. The program consists of both an online training regimen and in-person training sessions on customer service and improving the consumer experience.
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
We introduce new products to the wholesale market three times a year during “market weeks” in the fall, holiday and spring. These market weeks provide forecasting and product planning information to the sourcing and planning teams. New products are launched on a seasonal basis in our branded full-price channels in order to continue the flow of new products to stores and to help increase repeat traffic and more frequent purchasing. Most of our products are sold in all of our distribution channels. Our T-Tech products, however, are generally sold only in our Indirect-to-Consumer channels and our DFO products are sold only in our outlet stores.
Advertising and Promotion
Approximately 3% to 5% of our net sales is spent on advertising and promotion. We employ an internal team of professionals that advertises and promotes our brand through visual merchandising, public relations, social media and consumer relationship management.
Visual merchandising.    With approximately 260 company-owned and partner stores around the world as of December 31, 2013, our store fronts are our primary vehicle to communicate product launches, drive retail store traffic and engage the consumer. Window campaigns, which coincide with product launches, are designed by the corporate visual merchandising team with the help from time to time of external agencies specializing in window design and visual merchandising. These agencies are responsible for the sourcing, production and shipping of the window themes around the world. The campaigns change every four to six weeks depending on the product launch period. The visual merchandising team is also responsible for the interior merchandising of our stores, provides direction for product placement and rotation, orders props and display tools to help improve the lifestyle presentation of the merchandise, and generally enhances our stores’ appearance and environment to be more appealing and enticing to the consumer.
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
Consumer relationship management.    Consumer relationship management is a growing priority at Tumi. With a database of over two million names, the mission of our consumer relations team is to expand the database and increase purchase frequency, thereby optimizing the overall lifetime dollar value of each consumer. While privacy concerns and government regulations have made it more difficult to obtain consumer names in traditional retail formats, direct mail, e-mail, customer service and loyalty programs in individual stores present an opportunity to grow our consumer database. We are also working closely with department stores to target consumers and build a database of those who purchase Tumi products in third-party locations. We believe our consumers tend to be loyal collectors of our products, and we believe there are significant opportunities to increase repeat purchases and introduce existing consumers to new product categories.
Product Design and Development
Our products are priced at a premium when compared to many other travel and accessories brands. In order to command such a premium, products are developed to achieve superior levels of design, quality and performance. Our continuing product evolution and industry leadership position is driven by our commitment to innovation, a key principle for a performance and product-driven company. We believe each of our products’ success is the direct outcome of our ongoing product development efforts, including strategic investments in cutting edge tools and dies, which we believe result in superior merchandise that emphasizes quality, function, performance and design. For example, we have introduced several proprietary luggage components and systems such as a patented luggage expansion system and the Fusion Z ballistic nylon material. In the past three years, we have received numerous industry awards. As of December 31, 2013, we maintain a team of over 15 in-house design professionals and utilize outside industrial design resources when appropriate. Materials testing in the U.S. and Asia ensures quality as well as compliance with environmental standards. Annually, we make significant investments in tools and materials in order to improve the form and function of our products. Our expenditures for product design and development were $5.8 million, $4.5 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Intellectual Property.    Our proprietary designs are protected by over 200 design or mechanical patents, with over 65 additional patents pending. We are in control of the intellectual property used in connection with the design, production, marketing and distribution of our products, both in North America and internationally. We own and maintain worldwide registrations for trademarks in relevant classes of products in most of the countries in which we sell our products. We police our trademarks and pursue infringers both domestically and internationally. We also strategically pursue counterfeiters domestically and internationally through leads generated internally, as well as through our network of business partners around the world. Our material trademarks will remain in existence for as long as we continue to use and renew them on their expiration dates. Our material mechanical and design patents generally have a duration of 20 years and 14 years, respectively, from the date they become effective. The expiration of any of these patents is not expected to have a material adverse effect on our business.
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

•
2004 T3 bags.    From the top of the asymmetrical aluminum telescoping handle to the bottom of the aggressively automotive-styled wheels, these bags deliver a cutting edge profile and have won several design and consumer-recognition awards. This collection has 26 associated patents.

•	2006 Tumi+Ducati. An extension of the T3 collection designed as part of a sponsorship deal with the Ducati race team, this line combines two performance brands.
•	2006 LXT. We launched a premium line of luggage and related accessories with higher price points and innovative designs with increased functionality and performance.
•	2007 Townhouse. This collection was a premium travel and business collection made of ballistic nylon and Italian leather and was awarded 10 design patents.
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

•
2012 Tumi+Dror.    A collaborative collection with the international designer Dror Benshetrit which includes travel and business cases and day bags. The collection offers easy transformation in shape and size for added functionality. Winner of the 2013 “Red Dot” product design competition for best product design in the Fashion, Lifestyle and Accessories category.

•
2012 Tegra-Lite. An exceptionally lightweight, yet highly durable travel collection made from Tegris, a material exclusive to Tumi in the travel category. Tegris was developed by Milliken, for use as body armor, race car wind deflectors and football pads used by the NFL. This high-tech polypropylene material offers exceptional durability and protection, while lightweight. The Tegra-Lite collection utilizes the Tumi patented Dura-Fold construction technique created by the Tumi design team.

•
2013 Ticon.    A collection of bags and wallets that features the Tumi ID Lock. This special lining in credit card slots and bag pockets shields electronically coded personal data on credit cards and passports from RFID scanners increasingly used by thieves to steal personal security information.

•
2013 Anna Sui for Tumi.  A collection of feminine travel items and day bags inspired by the whimsical floral designs from noted fashion designer Anna Sui. This unique and limited collection created public relations value as well as helped drive more female consumers into the brand.

•
2013 Astor.  This new collection updated the Townhouse collection, our most premium assortment originally launched in 2007. Updated styling and materials created a more sophisticated and premium priced collection positioned approximately 80-100% higher than the core Tumi products.

•
2014 Alpha collection relaunches.   Tumi’s most famous black ballistic travel collection (Alpha) will be updated in the first quarter of 2014 with over 30 upgrades and improvements from the prior version. This collection brings the ultimate in Tumi functionality to the next level of convenience and weight savings with 14 patented design elements that build on Tumi’s reputation for outstanding quality, functional superiority and technical innovation.

Sourcing, Manufacturing and Logistics
We outsource the manufacture and assembly of all our products, but manage the entire manufacturing process including product design and approval. Our manufacturing team of over 90 full-time employees as of December 31, 2013, located mainly in Asia with a few in the U.S., is responsible for managing contractor relationships, logistics, production oversight, quality control and certain elements of new product development. Additionally, we often specify and procure proprietary raw materials and supervise product assembly and shipping to our distribution facilities. By maintaining both centralized and local control over product development, sourcing and distribution, we believe we are able to protect our proprietary designs and distinct components and ensure that consumers will continue to differentiate our products from those of our competitors.
In 2001 and 2002, we moved all of our manufacturing, assembly and procurement functions to Asia. In doing so, we established a cost-effective manufacturing model in which independent contractors produce our products based on our proprietary designs. This provides a flexible and quality-assured production base which allows us to bring our broad range of products to market rapidly and efficiently. Additionally, we have had long-term relationships of over 10 years with many of our contract manufacturers.
We source all of our manufacturing and assembly functions at over 20 third-party Asian manufacturers in China, Vietnam and Thailand. In 2010, we began to manufacture in the Dominican Republic as a sourcing diversification strategy which takes advantage of recently enacted Caribbean free trade arrangements. This western hemisphere diversification strategy enables a shortened time to market in instances where product sales might otherwise require the utilization of costly airfreight to efficiently serve consumer demand.
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

Our sourcing organization is cost-effective and is a critical competitive advantage in our manufacturing process. Our foreign sourcing expertise allows us to maximize production flexibility and create high-quality products while minimizing our investment in working capital and capital expenditures. We have product development offices in Taiwan and Hong Kong and production staff in Shenzhen, China as well as quality assurance staff located at all key factories. Responsibilities have shifted from the U.S. to our Asia staff so that information is closer to the factory, which keeps overhead cost increases at a minimum as we continue to grow.
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
Our main domestic distribution facility is a company-owned 364,265 square foot operations center in Vidalia, Georgia. The Vidalia facility operates within a free-trade zone established in connection with the port of Savannah, Georgia. Additionally, we have expanded our German warehousing facility to serve our European operations and contracted with a third-party warehousing facility in Thailand to better serve our expanding international operations. During 2013, we secured additional warehouse space in Thailand to accommodate the robust growth in demand for our goods throughout Asia.
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
Warranty and Repair
The quality and craftsmanship that goes into our products is a critical component of our brand’s appeal. We believe that our after-sales service sets us apart from our competition and contributes to our extremely loyal consumer base. To maintain the highest standards for our after-sales service, we invest several million dollars annually in after-sales service and maintain service facilities around the world. In addition, many basic repairs are completed at the retail store level. In North America, all major repair operations are processed in our Vidalia, Georgia facility where, as of December 31, 2013, 59 highly-trained technicians are capable of repairing or reconstructing a Tumi product, if needed. We also maintain a repair facility in our German customer service center and several contract repair service centers in the UK, Asia and the Middle East. The repair and after-sales service organizations provide valuable data to our designers and engineers which enhances our product component and construction evaluation and improvement.
Our warranty policy provides for one year of worry-free service as well as an additional warranty against manufacturers’ defects or flaws in construction for between two and five years, depending on the product line. We maintain a toll-free hotline connected to after-sales service representatives who evaluate each consumer’s needs on a case-by-case basis. Their mission is to always satisfy the consumer to ensure continued loyalty to our brand. Additionally, we maintain a loaner bag program for consumers who need a repair in the instance they are on-the-go. Details of our warranty policy are provided on our website. Consumers are encouraged to register their bags to ensure a complete record is maintained and easily located in the Tumi tracer program. After-sales service is a critical component of our brand strategy.
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
Our biggest global competitor in the travel goods category is Rimowa, a German company. We also compete with Samsonite in the EMEA and Asia-Pacific regions. In the premium luggage and business cases category, we compete with Bally, Burberry, Dunhill, Ferragamo, Gucci, Louis Vuitton, Montblanc, Porsche and Prada. In the business case category, we also compete with smaller brands in specific markets. In the U.S., our main competitors are Victorinox and Briggs and Riley. In the EMEA region, our key competitors are Mandarina Duck and Piquadro. In the Asia-Pacific region, competition is fragmented. In Japan, our two key competitors are Porter and Ace Brand. We also compete with Coach across the business cases and accessories categories.
We believe that our primary competitive advantages are favorable consumer recognition of our brand amongst our targeted demographic, exceptional quality and durability, consumer loyalty, product development expertise and widespread presence in premium venues through our multi-channel distribution. We may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets.
Employees
As of December 31, 2013, we employed 1,307 people, including both full-time and part-time employees. Of these employees, 602 were engaged in North American retail selling positions, 191 were employed in the EMEA region (including retail), 97 were engaged in product development, quality control and sourcing in Asia, 213 were employed at our distribution center in Vidalia, Georgia and 204 were engaged globally in corporate support and administrative functions. None of our employees is represented by a union. We believe that relations with our employees are satisfactory and we have never encountered a strike or significant work stoppage.
Seasonality
Our business is seasonal in nature. See “Risks Related to Our Business—Our results of operations are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of our common stock” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”
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
Consumer purchases of discretionary premium items, which include all our products, may be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower, and these risks may be exacerbated for us due to our focus on discretionary premium items. A downturn in the global economy, or in a regional economy in which we have significant sales, could have a material, deleterious effect on consumer purchases of our products, our results of operations and our financial position, and a downturn adversely affecting our affluent consumer base or travelers could have a disproportionate impact on our business. In particular, there continues to be volatility in the European markets and there are no assurances that the European or global economy will continue to recover. If the European or global economy weakens or deteriorates, there will likely be a negative effect on our net sales in Europe and globally unless and until economic conditions in that region improve and the prospects of national debt defaults in Europe decline. Further or future downturns may adversely affect traffic at our stores and other retail locations, and at the retail locations of our wholesale customers, and could materially and adversely affect our results of operations, financial position and growth strategy.
A decrease in travel levels could negatively impact sales of our travel goods.
Sales of travel goods, which comprised approximately 44% of our net sales in 2013, are significantly dependent on travel as a driver of consumer demand. The growing “wealth effect” in emerging markets and the growth in low-cost airlines in both developed and emerging economies, among other factors, have contributed to increased travel levels and increased spending on travel goods over the past ten years, which has in turn contributed to our growth. A significant portion of our consumers travel by air, and many of our products are targeted at travelers in general and at air travelers in particular. The travel industry is highly susceptible to certain kinds of events that can depress travel generally and accordingly depress demand for travel and travel-related products, including outbreaks of contagious disease, natural disasters, acts of war, terrorist attacks or other catastrophic events. Additionally, adverse changes in global economic conditions can have a negative effect on business and leisure travel. If the travel industry is impacted, either globally or in any region in which we have significant operations, by events that depress travel levels, sales of our travel goods could decline significantly, which could have a material adverse effect on our results of operations and financial position.
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
Further, we have not historically entered into written manufacturing contracts with our manufacturers. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the prospective manufacturer’s quality control, responsiveness and service capabilities, financial stability and labor practices. While we have business continuity and contingency plans for alternative sourcing, we may be unable, in the event of a significant disruption in our sourcing, to locate alternative manufacturers or suppliers of comparable quality at an acceptable price, or at all, which could result in product shortages or decreases in product quality, and adversely affect our net sales, gross margin, net income, customer relationships and our reputation.
We depend on the strength of the Tumi brand.
We currently derive substantially all of our net sales from sales of Tumi branded products. The reputation and integrity of the Tumi brand are essential to the success of our business. We believe that our consumers value the status and reputation of the Tumi brand, and the superior quality, performance, functionality and durability that our brand represents. Maintaining and enhancing the status and reputation of the Tumi brand image are also important to expanding our consumer base. Our continued success and growth depend on our ability to protect and promote the Tumi brand, which, in turn, depends on factors such as the quality, performance, functionality and durability of our products, the image of our company-owned and partner stores, our communication activities, including advertising and public relations, and our management of the consumer experience, including direct interfaces through customer service and warranty repairs. We may need to make substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful. Additionally, to the extent our third-party distributors fail to comply with our operating guidelines, we may not be successful in protecting our brand image and controlling our store appearance. Product defects, product recalls, counterfeit products, significant discounts by wholesalers, ineffective marketing and local labor practices are among the potential threats to the strength of our brand. To protect our brand’s status, we may need to make substantial expenditures to mitigate the impact of such threats. In addition, if we fail to continue to innovate so that our products are no longer deemed to achieve superior levels of function, quality and design, or to otherwise be sufficiently distinguishable from our competitors’ products, or if we fail to manage the growth of our store base in a way that protects the high-end nature of our brand, the value of the Tumi brand may be diluted, and we may not be able to maintain our premium position and pricing or sales volumes, which could adversely affect our financial performance and business. In addition, we believe that maintaining and enhancing our brand image in new markets where we have limited brand recognition is important to expanding our consumer base. If we are unable to maintain or enhance our brand in new markets, then our growth strategy could be adversely affected.
We may be unable to successfully open new store locations in a timely and profitable manner which could harm our results of operations and our growth strategy.
From January 1, 2005 through December 31, 2013, we increased our number of company-owned stores from 25 to 130. Our growth strategy depends, in part, on our ability to continue to successfully open and operate new company-owned stores. Such ability depends on many factors, some of which are not in our control, including our ability to:

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
Increasing costs for raw materials (due to limited availability or otherwise), labor or freight could make our sourcing processes more costly and negatively affect our gross margin and profitability. Labor costs at many of our independent manufacturers’ sites have been increasing and it is unlikely that these increases will abate. Wage and price inflation in our source countries could cause unanticipated price increases which may be significant. Such price increases by our independent manufacturers could be rapid in the absence of written manufacturing contracts. Energy costs have fluctuated dramatically in the past and may fluctuate in the future. Rising energy costs may increase our costs of transporting our products for distribution, our utility costs in our offices and company-owned stores and the costs of products that we source from independent suppliers. Further, many of our products are made of materials, such as ballistic nylon, high impact plastics, plastic-injected molded parts and lightweight high tensile strength metals, that are either petroleum-based or require energy to construct and transport. Costs for transportation of such materials have been increasing as the price of petroleum increases. Our independent suppliers and manufacturers may attempt to pass these cost increases on to us, and our relationships with them may be harmed or lost if we refuse to pay such increases, which could lead to product shortages. If we pay such increases, we may not be able to offset them through increases in our pricing and other means, which could adversely affect our ability to maintain our targeted gross margins. If we attempt to pass the increases on to consumers, our sales may be adversely affected.
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
We operate in a global marketplace with approximately 33% of our 2013 net sales from operations outside North America. In addition, international sales growth is a key element of our growth strategy. We are subject to risks associated with our international operations, including:

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
A significant portion of our net revenues and operating cash flows have historically been realized during November and December each year, primarily due to increased retail activity during the holiday seasons, and therefore the fourth quarter factors more significantly into our results for the fiscal year. In 2013, fourth quarter net sales and operating income represented 32% and 37%, respectively, of our annual net sales and operating income. Any disruption in our ability to process, produce and fill customer orders in the fourth quarter could have a negative effect on our quarterly and annual operating results. Additionally, any disruption in our business operations or other factors that could lead to a material shortfall compared with our expectations for the fourth quarter could result in a significant shortfall in net sales and operating cash flows for the full year.
The growth of our business depends on the successful execution of our growth strategy, including our efforts to expand internationally and grow our e-commerce business.
Our current growth strategy depends on our ability to continue to expand geographically in a number of international regions including Asia, Europe and South America. We currently have distribution agreements with our China-based distribution partners and we plan to open additional Tumi points of distribution. These arrangements are contingent upon our partners’ ability to help expand distribution points and open Tumi free-standing shops in the major regions of China’s mainland. If our partners do not perform as we expect we may be required to seek new partners, and the delay this would cause could limit our ability to maintain our growth rate in the Asia-Pacific region. In addition, we recently expanded into India and Brazil, but barriers to trade, including high tariffs, may depress our earnings potential in those and other markets. Further, the implementation of higher tariffs, quotas or other restrictive trade policies in any international regions in which we operate or seek to operate could adversely affect our ability to maintain our existing, or commence new, international operations, which could have an adverse impact on our growth strategy. We have only recently begun to focus our operations in countries in the Asia-Pacific and Latin American regions, and in many of them we face established competitors. Countries in these regions often have different operational characteristics from the regions in which we are more established, including employment and labor, transportation, logistics, real estate, and local reporting or legal requirements. Further, consumer demand behavior, as well as tastes and purchasing trends, may differ in these countries and, as a result, sales of our products may not be, or may take time to become, successful, and gross margins on those net sales may not be in line with what we currently experience. Our ability to execute our international growth strategy in countries where we have recently begun to focus our operations, or where we are not yet established, depends on our ability to identify, and maintain successful relationships with, local distribution and wholesale partners that have experience working with premium brands, understand local real estate considerations and appreciate regional market demographics, and we may not be able to identify and agree on terms with, or to successfully maintain relationships with, such partners. In those countries, we also face significant competition to attract and retain experienced and talented employees. If our international expansion plans are unsuccessful, our growth strategy and our financial results could be materially adversely affected.
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
Our Indirect-to-Consumer operating segments comprised approximately 50% of our net sales and 55% of our segments’ total operating income in 2013, while our Direct-to-Consumer operating segments comprised approximately 50% of our net sales and 45% of our segments’ total operating income in 2013. Many of our wholesale customers are family-run enterprises that have limited access to capital and undefined succession plans. If these customers reduce or cease operations or close prematurely, we may not be able to replace distribution with our own stores or with other wholesale customers, or we may need to make substantial investments to replace any such lost distribution, and such investments may not be successful. The erosion of our wholesale customer base could have an adverse impact on our cash resources, our gross margins and our overall profitability, adversely impacting our growth plan.
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
Under generally accepted accounting principles, or GAAP, if we determine goodwill or other intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2013, we had goodwill of $142.8 million and other intangible assets of $130.7 million recorded in connection with our acquisition by

Doughty Hanson in 2004. Other intangible assets, net consist primarily of brand/trade name, lease value and customer relationships.
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
Indebtedness may restrict our current and future operations.
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

As of December 31, 2013, our total debt was $8.0 million, comprised entirely of borrowings under our amended and restated credit facility. This, or any future indebtedness, could have important consequences to you, including:

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
Our management strategy is based on giving a high degree of autonomy to our regional management teams in order to ensure that those management teams are in touch with developments in their respective regions. For instance, each of the regions in which we operate requires a different product mix, sales strategy, price point and relationship with distributors and vendors. Additionally, key management functions, including finance, treasury, sourcing initiatives, advertising, legal and coordination of the regions, are managed centrally. We may not always be able to maintain the appropriate balance between regional autonomy and central management. If we favor too much regional autonomy, we risk conflicting or inconsistent brand messages between different regions, which could damage our brand and increase costs. Additionally, if we are unable to maintain sufficient oversight of our partner stores, decisions could be made locally that we regard as not being in our overall best interests, which could necessitate the diversion of management resources, result in the inability to capitalize on certain opportunities and/or cause damage to our brand. On the other hand, if we shift too much toward central management, we risk bringing to market products that are not in line with the tastes and preferences of each region, which could negatively affect our market share and net sales in such regions. In either instance, a failure to maintain the appropriate balance between regional autonomy and central management could adversely affect our business, net sales and profitability.
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
We typically do not employ traditional advertising channels, and if we fail to adequately market our brand through product introductions and other means of promotion, our business could be adversely affected.
In 2013, we spent approximately 4% of our net sales on advertising and promotion expenses. Our marketing strategy depends on our ability to promote our brand’s message by using store window campaigns, product placements in editorial sections, social media to promote new product introductions in a cost effective manner, the use of catalog mailings and, from time to time, the use of newspapers and magazines. We typically do not employ traditional advertising channels such as billboards, television and radio. If our marketing efforts are not successful at attracting new consumers and increasing purchasing frequency by our existing consumers, there may be no cost-effective marketing channels available to us for the promotion of our brand. If we increase our spending on advertising, or initiate spending on traditional advertising, our expenses will rise, and our advertising efforts may not be successful. In addition, if we are unable to successfully and cost-effectively employ advertising channels to promote our brand to new consumers and new markets, our growth strategy may be adversely affected.
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
We lease substantially all our facilities and company-owned store locations and lease-related expense is a significant component of our operating expenses. We typically occupy our stores under operating leases with terms of up to ten years. We have been able to negotiate favorable rental rates over the last year due in part to the state of the economy; however, we may be unable to continue to negotiate such favorable terms, particularly in an improving commercial real estate market. Many of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping center does not meet specified occupancy standards. In addition to future minimum lease payments, some of our store leases provide for the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have escalating rent provisions over the initial term and any extensions. As we grow our store base, our lease expense and our cash outlays for rent under lease agreements will increase. Our substantial operating lease obligations could have significant negative consequences, including:

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
Additional sites that we lease may be subject to long-term non-cancellable leases if we are unable to negotiate our current standard lease terms. In the past five years, we have closed 11 stores. If an existing or future store is not profitable and we decide to close it, then we may nonetheless be committed to perform our obligations under the applicable lease, including paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under the lease. Our inability to enter new leases or renew existing leases on acceptable terms or be released from our obligations under leases for stores that we close would, in any such case, affect us adversely.
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
In addition, we are subject to changes in accounting rules and interpretations. The Financial Accounting Standards Board, or the FASB, is currently in the process of amending a number of existing accounting standards governing a variety of areas. Certain of these proposed standards, particularly the proposed standard governing accounting for leases, if and when effective, would likely have a material impact on our consolidated financial statements. We previously took advantage of certain provisions of the Jumpstart Our Business Startups Act, or the JOBS Act, that would permit us to delay adoption of these standards for as long as we were classified as an emerging growth company. However, as of December 31, 2013, we were no longer classified as an emerging growth company. See Note 2 to the accompanying audited consolidated financial statements for further discussion of recently issued accounting pronouncements.
Failure to protect confidential information of our consumers and our network against security breaches or failure to comply with privacy and security laws and regulations could damage our reputation, brand and business.
Our e-commerce websites are currently a source of Direct-to-Consumer sales, and serve as a marketing tool for the Tumi brand. A significant challenge to e-commerce and communications, including the operation of our websites, is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. On our websites, a majority of the sales are billed to our consumers’ credit card accounts directly, orders are shipped to a consumer’s address, and consumers log on using their email address. In such transactions, maintaining complete security for the transmission of confidential information on our websites, such as consumers’ credit card numbers and expiration dates, personal information and billing addresses, is essential to maintaining consumer confidence. In addition, we hold certain private information about our consumers, such as their names, addresses, phone numbers and browsing and purchasing records.
We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect consumer transaction data. In addition, any party who is able to illicitly obtain a user’s password could potentially access the user’s transaction data or personal information. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our consumers to us through our websites or otherwise. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our consumers. Any compromise of our security or material violation of a non-disclosure obligation could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.
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
Replacement and upgrade of our e-commerce platform to a new platform may encounter difficulties or delays.
During 2013, we announced that we were terminating our agreement with our outsourced web services provider and would be transitioning our web services to an internally managed model. As part of this initiative, we are replacing and upgrading our e-commerce platform. Unanticipated difficulties and costs related to this project, or unsuccessful or delayed execution of the project, may disrupt our operations, reduce customer satisfaction with their online experience, damage our brand and reputation or have an adverse effect on our financial condition and results of operations.
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

Compliance with government regulations regarding the use of “conflict minerals” may result in increased costs and risks to our company.

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. The disclosure rules will take effect for us in May 2014. We will have to publicly disclose whether we manufacture (as defined in the Act) any products that contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of the Act.  Additionally, customers typically rely on us to provide critical data regarding the parts they purchase, including conflict mineral information. Our material sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins for conflict minerals used in the products we sell. We have many suppliers and each provides conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of conflict minerals used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. This may limit the number of suppliers that can provide products in sufficient quantities to meet customer demand or at competitive prices.

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
We do not intend to pay cash dividends on our common stock.
We have never paid cash dividends on our common stock. We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any contractual provisions, including under the agreement governing our amended credit facility and any other agreements governing indebtedness we may incur, and will depend on, among other factors, our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. As a result, you should expect to receive a return on your investment in our common stock only if the market price of the stock increases, which may never occur.

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

As of December 31, 2013, we were no longer classified as an emerging growth company, and are now required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is required to evaluate and report on our internal control over financial reporting. In addition, as of each fiscal year end, commencing with the first fiscal year beginning after April 18, 2012, the effective date of our IPO, our management is required to evaluate our internal control over financial reporting and to provide to our stockholders in our Annual Report on Form 10-K its assessment of our internal control over financial reporting.

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
As of December 31, 2013, Doughty Hanson owned approximately 25% of our outstanding common stock and controlled approximately 25% of the outstanding voting power of our common stock. For so long as Doughty Hanson owns a significant portion of our common stock, Doughty Hanson will be able to exert significant voting influence over us and our significant corporate decisions. The concentration of ownership could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Additionally, Doughty Hanson may act in a manner that advances its best interests and not necessarily those of other stockholders, by, among other things:

•	delaying, preventing or deterring a change in control of us;
•	entrenching our management or our board of directors; or
•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

We are a party to a director nomination agreement that grants certain Doughty Hanson entities the right to designate nominees to our board of directors provided certain ownership requirements are met. Currently one Doughty Hanson nominee is serving on our board of directors.
Our amended and restated certificate of incorporation provides that Doughty Hanson has no obligation to offer us corporate opportunities.
Doughty Hanson and the member(s) of our board of directors who are affiliated with Doughty Hanson, by the terms of our amended and restated certificate of incorporation, are not required to offer us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors. We, by the terms of our amended and restated certificate of incorporation, expressly renounce any interest in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so. Our amended and restated certificate of incorporation cannot be amended to eliminate our renunciation of any such corporate opportunity arising prior to the date of any such amendment. Doughty Hanson is in the business of making investments in portfolio companies and may from time to time acquire and hold interests in businesses that compete with us. Doughty Hanson has no obligation to refrain from acquiring competing businesses. Any competition could intensify if an affiliate or subsidiary of Doughty Hanson were to enter into or acquire a business similar to ours.
Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.
We may issue additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market by us or our existing stockholders, or the perception that such sales could occur. In addition, we filed a registration statement on Form S-8 under the Securities Act to register 6,786,667 shares of our common stock for issuance under the 2012 Long-Term Incentive Plan, or the 2012 Plan. As a result, any shares or other equity awards issued under the 2012 Plan, subject to any vesting requirements, will be freely tradable in the public market.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES
The following table sets forth the location, use and size of Tumi’s distribution, corporate and product development facilities as of December 31, 2013. We lease substantially all of our facilities with the leases expiring at various times through 2022, subject to renewal options.

Location	Use	Approximate Square Footage
Vidalia, Georgia	Distribution and consumer service	364,265	(1)
South Plainfield, New Jersey	Corporate, sourcing and product development	45,700
Neuenrade, Germany	Distribution and operations	32,851
New York, New York	Showroom, design and marketing	14,047
Shenzhen and Dongguan, China	Sourcing, lab and repair	13,055
Hong Kong	Sourcing	10,532

(1)	We own one property in Vidalia, Georgia with approximately 364,265 square feet of space. This facility is subject to a security lien in accordance with our amended and restated credit facility.
In addition, we lease spaces in France, Taiwan, and Thailand for sales and sourcing offices and lab and distribution functions, as well as a satellite warehouse in Vidalia, Georgia. We also employ the services of a third-party logistics firm in Thailand to aid distribution in Asia.
As of December 31, 2013, we also leased locations for 86 North American company-owned full price retail stores, 28 North American company-owned outlet stores and 16 company-owned international retail stores, with an aggregate total square footage of 208,315. These leases expire at various times through 2027. In addition, we occasionally lease off-site storage units for some of our retail locations.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange under the symbol “TUMI” since our IPO in April 2012. Before then, there was no public market for our common stock. On February 26, 2014, the closing price of our common stock was reported by the NYSE as $19.51. As of February 26, 2014, we had 23 stockholders of record.
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange:

Period	High	Low
For the period from April 19, 2012 to June 24, 2012	$29.10	$14.44
For the third fiscal quarter of 2012 (June 25, 2012 to September 23, 2012)	$26.98	$15.11
For the fourth fiscal quarter of 2012 (September 24, 2012 to December 31, 2012)	$25.99	$19.77
For the first fiscal quarter of 2013 (January 1, 2013 to March 31, 2013)	$24.76	$19.44
For the second fiscal quarter of 2013 (April 1, 2013 to June 30, 2013)	$25.58	$20.63
For the third fiscal quarter of 2013 (July 1, 2013 to September 29, 2013)	$26.24	$19.90
For the fourth fiscal quarter of 2013 (September 30, 2013 to December 31, 2013)	$24.43	$18.66

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected historical consolidated financial information set forth below at December 31, 2013 and 2012 and for each of the years ended December 31, 2013, 2012 and 2011 has been derived from our audited consolidated financial statements included elsewhere in this report. The selected historical consolidated financial information at December 31, 2011, 2010 and 2009 and for each of the years ended December 31, 2010 and 2009 has been derived from our audited consolidated financial statements not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the following information together with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto appearing elsewhere herein.

	For the years ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Income Statement Data:
Net sales	$467,438	$398,551	$329,968	$252,803	$196,576
Cost of sales	198,593	170,092	140,954	106,533	85,963
Gross margin	268,845	228,459	189,014	146,270	110,613
Operating expenses:
Selling	28,875	24,929	21,957	16,865	14,109
Marketing	17,373	13,713	13,377	7,779	5,793
Retail operations	98,720	81,379	67,465	57,526	54,685
General and administrative(1)	37,514	36,762	25,782	23,474	19,921
Total operating expenses	182,482	156,783	128,581	105,644	94,508
Operating income	86,363	71,676	60,433	40,626	16,105
Other income (expenses):
Interest expense	(733)	(1,392)	(2,423)	(4,753)	(9,653)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	(7,892)	(22,857)	(20,779)	(18,890)
Earnings (losses) from joint venture investment	184	845	587	529	(528)
Foreign exchange gains (losses)	388	(287)	(61)	(975)	258
Other non-operating income (expenses)	(94)	554	267	(167)	(342)
Total other expenses	(255)	(8,172)	(24,487)	(26,145)	(29,155)
Income (loss) before taxes	86,108	63,504	35,946	14,481	(13,050)
Provision for income taxes	31,549	26,721	19,354	14,377	2,978
Net income (loss)	$54,559	$36,783	$16,592	$104	$(16,028)
Weighted average common shares outstanding:
Basic(2)	67,866,667	63,304,838	52,536,224	52,536,224	33,256,365
Diluted(2)	67,870,688	63,304,948	52,536,224	52,536,224	33,256,365
Basic earnings (loss) per common share(2)	$0.80	$0.58	$0.32	$—	$(0.48)
Diluted earnings (loss) per common share(2)	$0.80	$0.58	$0.32	$—	$(0.48)

	For the years ended December 31,
	2013	2012	2011	2010	2009

Other Financial and Operational Data:
Depreciation and amortization (in thousands)	$14,187	$11,504	$10,089	$9,788	$10,001
Number of company-owned stores (at period end)	130	114	97	86	84
Average net sales per square foot(3)	$1,088	$1,051	$972	$821	$629
Comparable store sales growth (for period)(4)
North America full-price	0.2%	6.8%	22.2%	30.5%	(16.2)%
North America outlet	10.5%	15.3%	17.2%	21.4%	(9.6)%
North America e-commerce	19.9%	33.5%	34.0%	16.5%	9.5%
International, excluding e-commerce (in Euros)	12.9%	15.4%	10.8%	22.0%	0.5%
International e-commerce (in Euros)	10.4%	55.9%	58.8%	(18.1)%	109.5%
Consolidated Balance Sheet Data (at period end; in thousands):
Cash and cash equivalents	$37,613	$36,737	$32,735	$19,209	$27,261
Working capital(5)	$53,362	$44,536	$33,968	$25,058	$12,611
Total assets	$506,487	$469,241	$446,341	$408,990	$399,754
Long-term debt (including current portion)	$8,000	$45,000	$64,000	$76,000	$97,000
Mandatorily redeemable preferred stock and preferred equity interests	$—	$—	$251,429	$228,572	$207,793
Total liabilities	$138,489	$158,156	$427,624	$407,299	$398,655
Total stockholders’ equity	$367,998	$311,085	$18,717	$1,691	$1,099

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations. Historical results are not necessarily indicative of the results expected for any future period.
Executive Overview
We are a high-growth, global, premium lifestyle brand whose products offer superior quality, durability and innovative design. We offer a comprehensive line of travel and business products and accessories in multiple categories. We design our products for, and market our products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status of Tumi products. We sell our products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. We have approximately 1,900 points of distribution in over 75 countries, and our global distribution network is enhanced by the use of our three logistics facilities located in the United States, Europe and Asia. We design our products in our U.S. design studios and selectively collaborate with well-known, international, industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean.
In April 2012, we completed our IPO, at which time we sold a total of 15,608,221 shares of our common stock and certain of our stockholders sold a total of 5,988,624 shares of common stock (inclusive of 2,816,980 shares of common stock from the full exercise of the option granted to the underwriters to purchase additional shares from certain of the selling stockholders). The initial public offering price of the shares sold in the offering was $18.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total proceeds to us, net of underwriters’ discounts and commissions, were approximately $264.1 million. We used the net proceeds received from the IPO to repurchase all of our preferred stock and preferred equity interests and 277,778 shares of our common stock owned by Doughty Hanson.
Subsequent to our IPO, we completed a secondary offering in November 2012 and another in April 2013. These offerings, however, did not have any effect on the number of shares outstanding, as all shares in such offerings were sold by existing stockholders.
Since 2005, we have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales have grown from $165.0 million in 2005 to $467.4 million in 2013, representing a compound annual growth rate of 14%. This increase in net sales resulted primarily from an increase in the number of our company-owned stores from 25 as of January 1, 2005 to 130 as of December 31, 2013, as well as an increase in average net sales per square foot in company-owned stores from $642 for the year ended December 31, 2005 to $1,088 for the year ended December 31, 2013, and continuous growth in our e-commerce business and international wholesale sales. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have recently increased our focus on our women’s line, which we estimate has grown from representing approximately 9% of our net sales in 2008 to approximately 11% of our net sales in 2013, and on increasing our overall online presence, for which net sales grew approximately 22% from 2012 to 2013. Since 2006, Direct-to-Consumer e-commerce net sales per fiscal year have ranged from 12% to 14% of total Direct-to-Consumer net sales.
Despite an industry-wide decrease in consumer purchases of discretionary products because of the financial crisis of 2008/2009, our performance remained strong, in part because our flexible operating model enabled us to efficiently manage our operating expenses and quickly respond to changing business conditions. Beginning in the fourth quarter of 2009, we began to see an increase in consumer visits, conversion and store productivity. As general business and economic conditions improved, business travel and consumer traffic and shopping increased, which contributed to a rebound in the performance of our business. Our wholesale accounts began to restock inventories which had been depleted as a result of cutbacks in wholesale orders in reaction to the economic crisis. We also increased our store development activities which had been temporarily decelerated during the financial crisis. We believe many consumers deferred purchases of our products during the financial crisis, and post-crisis sales appear to be increasing due in part to these deferred purchases. We have grown at a compound annual growth rate of 14% in net sales and 17% in operating income from 2005 through 2013. Our return to a high-growth model in 2010 and through 2013 was attributable to the effective implementation of the elements of our growth strategy as well as the general improvement in economic conditions.
In recent years, the travel products industry has seen a trend in consumer preferences towards lighter-weight luggage and travel accessories, as well as merchandise that makes mobile computing and communication more convenient. In light of these trends, we have developed products that fulfill those identified needs, such as our Vapor and Tegra-Lite lines. We have also developed a variety of mobile electronic accessories designed for frequent travelers. We estimate that the accessories category has grown from representing approximately 8% of our net sales in 2008 to 14% of our net sales in 2013. Additionally, we have seen an increase in the relative percentage of our net sales derived from our premium product line, and a decrease in the relative percentage of our net sales derived from our core product line in recent years.
We believe there is a significant opportunity to continue to expand our store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestige street venues. We opened 17 new company-owned stores in the twelve months ended December 31, 2013. We expect to open 18 to 22 company-owned stores in North America and Western Europe in each of 2014 and 2015 while also expanding our online presence. Most of the locations we have identified for new company-owned stores are for full-price stores, while the remaining locations are for outlet stores. We also believe there are opportunities to open additional stores in airport locations.
We believe we have the capacity to increase our Indirect-to-Consumer net sales, both in North America and internationally. In particular, we plan to continue to grow in key Asian markets, particularly China. Currently, more than one third of our net sales in the Asia-Pacific region are to China, with Japan and South Korea being the next largest contributors. Additionally, Indirect-to-Consumer net sales in the Asia-Pacific region have more than tripled in the past five years. We also plan to increase the number of wholesale doors in key European markets including Germany, France and the United Kingdom, and to expand wholesale distribution in Central and South America, while also expanding our product portfolio offered in existing wholesale doors. We believe there is also significant opportunity to open additional points of distribution in airport locations in many of these regions. In North America, we expect to grow net sales by increasing our wholesale door presence, expanding our accessories business in department stores, increasing the variety of products available to third party e-commerce providers and increasing penetration of the Canadian market through department stores, specialty stores, e-commerce sales and new distribution partners. Since 2008, Indirect-to-Consumer net sales have increased in EMEA, the Asia-Pacific region and North America and have decreased slightly in Central and South America.
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
One-time charges
Pursuant to an amended and restated letter agreement dated July 8, 2009, Jerome Griffith, our Chief Executive Officer, President and Director, was entitled to receive a one-time special bonus upon the consummation of a qualified sale event or initial public offering that resulted in an enterprise value of our company of $600.0 million or greater. Mr. Griffith received a special bonus payment of $5.5 million (pre-tax) in connection with the IPO. We recorded this compensation expense during the second quarter of 2012, which thereby reduced operating income and net income. In addition, the Company incurred $0.6 and $0.5 million in one-time costs associated with our secondary offerings completed in November 2012 and April 2013, respectively, which included legal and accounting costs and various other fees associated with these offerings.
Pursuant to the Company’s agreement with its current web services provider, the Company served an early termination notice to said provider in the second quarter of 2013 and accrued a $1,500,000 (pre-tax) early termination fee pursuant to the terms of this agreement. This amount was paid in December 2013. The original agreement was scheduled to expire on December 31, 2015. The Company intends to transition its web stores to a more efficient and cost effective technology platform during 2014. The Company will continue using its current provider’s services until such time.

Key Performance Indicators
Key performance indicators that we use to manage our business and evaluate our financial results and operating performance include adjusted EBITDA and average net sales per square foot. Adjusted EBITDA provides us with a measure of our financial performance that we use to evaluate profitability. In addition, we have historically used adjusted EBITDA in determining our incentive compensation. Average net sales per square foot, which relates to company-owned stores only, provides us with a measure to evaluate our store sales trends and to assess the operational performance of our stores. These measures are supplemented by a number of non-financial operating metrics related to store performance, which provide benchmarks against which to evaluate store efficiencies but are not considered by management to be reliable financial metrics.
Adjusted EBITDA and net income before preferred dividend expense (non-cash) are non-GAAP financial measures. Adjusted EBITDA is defined as net income plus dividend expense on mandatorily redeemable preferred stock and preferred equity interests, interest expense, provision for income taxes, depreciation and amortization, loss on disposal of fixed assets and other specified non-cash charges. Net income before preferred dividend expense (non-cash) is defined as net income plus dividend expense on mandatorily redeemable preferred stock and preferred equity interests. Adjusted EBITDA and net income before preferred dividend expense (non-cash) are not measures of operating income or operating performance presented in accordance with U.S. GAAP.
Adjusted EBITDA and net income before preferred dividend expense (non-cash) are important supplemental measures of our internal reporting, including for our board of directors and management, and are key measures we use to evaluate profitability and operating performance. Historically, our incentive compensation plan has been based on the attainment of certain adjusted EBITDA objectives. Additionally, adjusted EBITDA and net income before preferred dividend expense (non-cash), when viewed in conjunction with our consolidated financial statements, provide investors and other users of our financial information consistency and comparability with our past financial performance, facilitate period-to-period comparisons of operating performance and facilitate comparisons with other companies. We use these metrics in conjunction with U.S. GAAP operating performance measures as part of our overall assessment of our performance. U.S. GAAP measures of performance remain our primary means of assessing our overall financial results.
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
Adjusted EBITDA increased by approximately $17.2 million, or 20%, to $102.1 million for the year ended December 31, 2013 from $84.9 million for the year ended December 31, 2012. This increase was primarily due to higher net sales and gross margin dollars partially offset by an increase in operating expenses, including a non-recurring charge of $1.5 million for the early termination fee paid to our current web service provider and $0.5 million in one-time costs associated with our secondary offering completed in April 2013, which included legal and accounting costs and various other fees associated with this offering.
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

A reconciliation of net income to net income before preferred dividend expense (non-cash) and adjusted EBITDA is presented below:

	For the years ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$54,559	$36,783	$16,592
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	7,892	22,857
Net income before preferred dividend expense (non-cash)(1)	54,559	44,675	39,449
Interest expense	733	1,392	2,423
Provision for income taxes	31,549	26,721	19,354
Depreciation and amortization	14,187	11,504	10,089
Loss on disposal of fixed assets	261	422	10
Other	858	194	868
Adjusted EBITDA	$102,147	$84,908	$72,193
(1) Excluding the non-recurring early termination fee of $1.5 million, or $0.9 million net of tax effect, and one-time costs of $0.5 million, or $0.3 million net of tax effect, in one-time costs associated with our secondary offering completed in April 2013, net income before preferred dividend expense (non-cash) would have been $55.8 million for the year ended December 31, 2013. Excluding the one-time special bonus of $5.5 million, or $3.1 million net of tax effect, paid to our CEO, and $0.6 million, or $0.4 million net of tax effect, in one-time costs associated with our secondary offering completed in November 2012, net income before preferred dividend expense (non-cash) would have been $48.2 million for the year ended December 31, 2012.
Average net sales per square foot increased by approximately $37, or 4%, to $1,088 for the year ended December 31, 2013 from $1,051 for the year ended December 31, 2012. This increase was primarily due to stable traffic patterns and positive consumer acceptance of our lighter weight products.
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
Direct-to-Consumer North America
As of December 31, 2013, we sold our products directly to consumers through a network of 114 company-owned retail stores consisting of full-price stores and outlet stores strategically positioned in high-end retail malls or street venues. We also sell our products directly to consumers through our e-commerce website.
Direct-to-Consumer International
As of December 31, 2013, we sold directly to consumers through a network of 16 company-owned full-price and outlet stores in high-end street venues and select malls in international locations. We also sell our products directly to consumers through our two international e-commerce websites.
Indirect-to-Consumer North America
As of December 31, 2013, we sold to wholesale customers in North America through approximately 800 doors, including specialty luggage retailers, prestige department stores and business-to-business channels. Many of our wholesale customers also operate their own e-commerce websites through which they sell our products. Our products are also sold in partner stores, operated by local distributors or retailers, that carry only Tumi products and are governed by strict operating guidelines that we dictate.

Indirect-to-Consumer International
As of December 31, 2013, we sold our products to international wholesale customers through approximately 1,000 doors, approximately 55% of which are in the EMEA region, 40% of which are in the Asia-Pacific region, and 5% of which are in Central and South America. We have distribution channels in Australia, China, Europe, Hong Kong, the Middle East, South Africa, South Korea, Southeast Asia and Taiwan, among others. Our products are also sold in partner stores, operated by local distributors or retailers, that carry only Tumi products and are governed by strict operating guidelines that we dictate. We also operate concessions in department stores throughout Europe and the Middle East. Many of our wholesale customers also operate their own e-commerce websites through which they sell our products.
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
Results of Operations
The following table sets forth consolidated operating results and other operating data for the periods indicated.
Operating results

	For the years ended December 31,
	2013	2012	2011
	(In thousands)
Net sales	$467,438	$398,551	$329,968
Cost of sales	198,593	170,092	140,954
Gross margin	268,845	228,459	189,014
Operating expenses
Selling	28,875	24,929	21,957
Marketing	17,373	13,713	13,377
Retail operations	98,720	81,379	67,465
General and administrative	37,514	36,762	25,782
Total operating expenses	182,482	156,783	128,581
Operating income	86,363	71,676	60,433
Other income (expenses)
Interest expense	(733)	(1,392)	(2,423)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	(7,892)	(22,857)
Earnings from joint venture investment	184	845	587
Foreign exchange gains (losses)	388	(287)	(61)
Other non-operating income (expenses)	(94)	554	267
Total other expenses	(255)	(8,172)	(24,487)
Income before income taxes	86,108	63,504	35,946
Provision for income taxes	31,549	26,721	19,354
Net income	$54,559	$36,783	$16,592

Percentage of net sales

	For the years ended December 31,
	2013	2012	2011
Net sales	100%	100%	100%
Cost of sales	42%	43%	43%
Gross margin	58%	57%	57%
Operating expenses
Selling	6%	6%	7%
Marketing	4%	3%	4%
Retail operations	21%	21%	20%
General and administrative	8%	9%	8%
Total operating expenses	39%	39%	39%
Operating income	18%	18%	18%
Other income (expenses)
Interest expense	—%	—%	(1)%
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—%	(2)%	(7)%
Earnings from joint venture investment	—%	—%	—%
Foreign exchange gains (losses)	—%	—%	—%
Other non-operating income (expenses)	—%	—%	—%
Total other expenses	—%	(2)%	(8)%
Income before income taxes	18%	16%	10%
Provision for income taxes	7%	7%	6%
Net income	12%	9%	4%
____________________________________________
*The percentages in the above table may not foot due to rounding.

The following table summarizes the number of company-owned stores open at the beginning and the end of the periods indicated:

	For the years ended December 31,
	2013	2012	2011
Number of stores open at beginning of period	114	97	86
Stores opened	17	19	11
Stores closed	(1)	(2)	—
Number of stores open at end of period	130	114	97

Year ended December 31, 2013 compared with the year ended December 31, 2012
Net sales
The following table presents net sales by operating segment for the year ended December 31, 2013 compared with the year ended December 31, 2012.

	2013	2012	% Change
	(dollars in thousands)
Direct-to-Consumer North America	$209,214	$180,291	16%
Direct-to-Consumer International	22,408	17,879	25%
Indirect-to-Consumer North America	104,345	95,934	9%
Indirect-to-Consumer International	131,471	104,447	26%
Total	$467,438	$398,551	17%

Net sales increased $68.9 million, or 17%, to $467.4 million in 2013 from $398.6 million in 2012. Net sales have increased across all of our operating segments for the year ended December 31, 2013 as compared with the year ended December 31, 2012. Sales have increased due principally to an increase in volume resulting from new store openings, positive overall comparable store sales from existing stores, continued wholesale expansion outside the United States, continued growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce and continued consumer acceptance of our lighter weight products. There were 17 new company-owned store openings during 2013 (offset by 1 store closing). Overall, store traffic patterns have remained stable during 2013. There were no material price increases during the period. We have continued to grow our own e-commerce websites and our wholesale customers’ e-commerce websites also have shown positive results. Additionally, during 2013, there were new colors of Tegra-Lite introduced, a successful designer collaboration on a women’s collection with Anna Sui, and the introduction of Ticon, a collection designed to protect against identity theft. In the women’s line, both the Carlyle and Voyager collections also introduced seasonal colors to which consumers appear to be responding positively. While the net effect of these new colors (net of cannibalization) were not material, these seem to have been met with consumer enthusiasm. New stores opened during the year contributed approximately 12% of the overall sales growth from the year ended December 31, 2012 to the year ended December 31, 2013.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 16% increase for the year ended December 31, 2013 as compared with the year ended December 31, 2012. North America full-price comparable store sales increased less than 1%, North America outlet comparable store sales increased 11% and our North America e-commerce sales increased 20%. Overall, including our e-commerce website, North America comparable store sales increased 6% for the period. Additionally, of the new stores opened during 2013, 16 were in the North America segment and contributed to approximately 26% of the net sales growth in the Direct-to-Consumer North America segment from the year ended December 31, 2012 to the year ended December 31, 2013.
Net sales attributable to the Direct-to-Consumer International segment experienced a 25% increase for the year ended December 31, 2013 as compared with the year ended December 31, 2012, with international full-price comparable store sales up 9% (6% in Euros) and international outlet comparable store sales up 30% (25% in Euros). Our international e-commerce sales were up 14% (10% in Euros). Overall, including our e-commerce websites, our international comparable store sales were up 16% (13% in Euros) for the period. Improvement in store traffic patterns and macroeconomic conditions in the EMEA region helped contribute to this increase. Additionally, of the new stores opened during 2013, one was in Western Europe and contributed to approximately 12% of the Direct-to-Consumer International net sales growth from the year ended December 31, 2012 to the year ended December 31, 2013.
Overall, including e-commerce, comparable store sales for all Direct-to-Consumer channels increased 7% globally for the year ended December 31, 2013 as compared with the year ended December 31, 2012.
Net sales attributable to the Indirect-to-Consumer North America segment increased 9% and net sales attributable to the Indirect-to-Consumer International segment increased 26% for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites as well as the aforementioned enthusiasm around our lightweight products and additions to our collections. This was partially offset by our decision to limit our special markets business in an effort to limit the incidences of product diversion and trans-shipping abuses that have become a more common occurrence in Asia, particularly in Japan and Korea, where the Tumi brand is becoming increasingly popular. Certain special markets customers have been a source of unauthorized product diversion in the past. Our Indirect-to-Consumer International net sales have been favorably impacted by strong performance in Asia related to the opening of new wholesale points of distribution and in the EMEA region, aided by positive reaction to our lightweight collections.
Operating income
The following table presents operating income (loss) by operating segment for the year ended December 31, 2013 compared with the year ended December 31, 2012.

	2013	2012	% Change
	(dollars in thousands)
Direct-to-Consumer North America	$62,485	$57,208	9%
Direct-to-Consumer International	2,941	964	205%
Indirect-to-Consumer North America	39,530	36,328	9%
Indirect-to-Consumer International	40,936	30,368	35%
Non-allocated corporate expenses	(59,529)	(53,192)	(12)%
Total	$86,363	$71,676	20%

Operating income increased $14.7 million, or 20%, to $86.4 million in 2013 from $71.7 million in 2012. This improvement was a result of higher revenues and improved gross margin dollars partially offset by higher operating expenses. All operating segments improved as compared with the comparable prior year period. Our operating segments have benefited from store openings in the Direct-to-Consumer segments, distribution expansion in the Indirect-to-Consumer International segment, and wholesale e-commerce growth in the Indirect-to-Consumer North America segment. Operating expenses have increased principally due to higher retail operations expenses related to the cost of new store openings in 2013 and the wrap effect of stores opened in 2012. Additionally, during the year ended December 31, 2013, we incurred $0.5 million of offering costs associated with the secondary offering completed in April 2013 and a $1.5 million termination fee associated with a change in our website e-services provider in order to move to an insourced model. During the year ended December 31, 2012, we incurred a $5.5 million one-time special bonus paid to the CEO in connection with the successful completion of the IPO, and $0.6 million of offering costs associated with the secondary offering completed in November 2012 (see Note 1 of our audited consolidated financial statements for further information regarding our IPO and secondary offerings). Non-allocated corporate expenses represent expenses and income not attributable to a particular operating segment and include core corporate expenses, such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs.
Operating margin remained consistent at 18% for the years ended December 31, 2013 and 2012. However, excluding the aforementioned termination fee and offering costs from the year ended December 31, 2013 and excluding the special cash bonus paid to the CEO and offering costs from the year ended December 31, 2012, operating margin would have decreased from 20% for the year ended December 31, 2012 to 19% for the year ended December 31, 2013. In late 2013 we began preparing for the re-launch of our Alpha Travel Collection in the first quarter of 2014 through an after-Christmas holiday promotion. This transition had a marginally negative effect on our 2013 operating margin.
Other income and expense
Total other expenses decreased $7.9 million, or 97%, to $0.3 million in 2013 from $8.2 million in 2012. The overall decrease in other expenses was attributable to a reduction of dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012. Excluding this one item, total other expenses remained consistent at $0.3 million.
Income tax expense
Provision for income taxes increased $4.8 million, or 18%, to $31.5 million in 2013 from $26.7 million in 2012, due principally to higher income before taxes, partially offset by a $0.4 million reversal of an unrecognized tax benefit. The effective tax rate was favorably impacted by the reduction of non-deductible dividend expense due to the repurchase of all of our mandatorily redeemable preferred stock and preferred equity interests in connection with our IPO in the second quarter of 2012.

Net income
Net income increased $17.8 million, or 48%, to $54.6 million in 2013 from $36.8 million in 2012. The increase in net income was due mainly to the increase in net sales and gross margin dollars as well as the aforementioned reduction in dividend expense on mandatorily redeemable preferred stock and preferred equity interests.
Basic and diluted weighted average shares outstanding for the years ended December 31, 2013 and 2012 were 67.9 million shares and 63.3 million, respectively. Basic and diluted EPS was $0.80 per common share for the year ended December 31, 2013 versus $0.58 per common share for the year ended December 31, 2012.
Net income before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $54.6 million and $44.7 million for the years ended December 31, 2013 and 2012, respectively. Basic and diluted EPS before dividend expense on mandatorily redeemable preferred stock and preferred equity interests was $0.80 per common share and $0.71 per common share for the years ended December 31, 2013 and 2012, respectively.
In addition, adjusting for dividend expense and the aforementioned one-time expenses in both periods ($1.5 million termination fee, or $0.9 million after tax, and $0.5 million offering costs, or $0.3 million after tax, for the year ended December 31, 2013 and $5.5 million special cash bonus paid to the CEO, or $3.1 million after tax, and $0.6 million offering costs, or $0.4 after tax, for the year ended December 31, 2012) net income in 2013 would have increased approximately $7.6 million, or 16%, to $55.8 million from $48.2 million in 2012. Basic and diluted EPS before dividend expense on mandatorily redeemable preferred stock and preferred equity interests adjusted for the aforementioned one-time costs in both periods would have been $0.82 and $0.76 per common share for the years ended December 31, 2013 and 2012, respectively.
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
Net sales attributable to the Direct-to-Consumer International segment experienced a 10% increase for the year ended December 31, 2012 as compared with the year ended December 31, 2011, with comparable store sales, excluding e-commerce, up 7% (15% in Euros). Our international e-commerce websites were up 44% (56% in Euros). Overall, including our e-commerce websites, our international comparable store sales were up 10% (19% in Euros) for the period. During the first fiscal quarter of 2012, we replaced European retail store management and we have seen this change in leadership have a positive impact on this segment.
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
Operating income increased $11.3 million, or 19%, to $71.7 million in 2012 from $60.4 million in 2011. Included in non-allocated corporate expenses for the year ended December 31, 2012 is a pre-tax charge of $5.5 million related to the one-time special bonus paid to the CEO in connection with the successful completion of the IPO (see Note 1 of our audited consolidated financial statements for further information regarding our IPO). Excluding this non-recurring pre-tax charge, operating income improved 28% for the period. This improvement was a result of higher revenues and improved gross margins partially offset by higher operating expenses. All operating segments, with the exception of Direct-to-Consumer International, improved as compared with the comparable prior year period. Our operating segments have benefited from positive reaction to new product introductions, new store openings in the Direct-to-Consumer segments, and continued strong Indirect-to-Consumer net sales growth in the Asia-Pacific and EMEA regions. Operating expenses have increased principally due to higher retail operations expenses related to the cost of new store openings, the aforementioned non-recurring charge of $5.5 million for the one-time special bonus paid to the CEO, and $0.6 million in one-time costs associated with our secondary offering completed in November 2012. Operating margin remained consistent at 18%; however, excluding the aforementioned special bonus paid to the CEO, operating margin increased from 18% for the year ended December 31, 2011 to 19% for the year ended December 31, 2012. Non-allocated corporate expenses represent expenses and income not attributable to a particular operating segment and include core corporate expenses, such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs.
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
Seasonality
Our business is seasonal in nature and as a result, our net sales and working capital requirements fluctuate from quarter to quarter. Our fourth quarter is a significant period for our results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. We expect inventory levels, along with an increase in accounts payable and accrued expenses, to reach their highest levels in anticipation of the increased net sales during this period. In 2013 and 2012, fourth quarter net sales represented approximately 32% of our total annual net sales. Operating income in the same periods represented approximately 37% and 41% of our total annual operating income, respectively.
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
Cash and cash equivalents
At December 31, 2013, 2012 and 2011, we had cash and cash equivalents of $37.6 million, $36.7 million and $32.7 million, respectively. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.
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
We generated cash flows from operations of $62.6 million and $48.0 million during the years ended December 31, 2013 and 2012, respectively. The principal reason for this increase was the improvement in net income.
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
Cash used for capital expenditures was $24.8 million and $20.9 million for the years ended December 31, 2013 and 2012, respectively. The increase was due principally to the investment in a new point of sale system, store openings, and the completion of our warehouse expansion project.
Cash used for capital expenditures was $20.9 million and $14.5 million for the years ended December 31, 2012 and 2011, respectively. The increase was due principally to additional store openings during 2012.
Financing activities
Cash flows used for financing activities was $37.0 million and $23.2 million for the years ended December 31, 2013 and 2012, respectively. The increase was mainly attributable to the pay down of the revolving credit facility during 2013.
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
The Amended Credit Facility consolidated the term loan facility and the revolving credit facility previously provided in our former debt facility with Wells Fargo into a single $70,000,000 senior secured revolving credit facility, with Wells Fargo as the sole lender, and extended the maturity of the facility until April 4, 2017. The Amended Credit Facility included a letter of credit sublimit not to exceed the undrawn amount of the revolving commitments.
On August 29, 2013, the Amended Credit Facility was amended to reduce the letter of credit sublimit to $5,000,000.
Borrowings under the Amended Credit Facility bear interest at a per annum rate equal to, at the Borrowers’ option, the one, two, three or six month (or such other period as Wells Fargo may agree) LIBOR rate plus a margin of 1.00% or 1.25%, or a base rate (the greater of (i) Wells Fargo’s prime rate in effect on such day and (ii) the federal funds rate plus 1/2 of 1.00%) plus a margin of zero or 0.25%. The Borrowers are required to pay an undrawn commitment fee equal to 0.15% or 0.20% of the undrawn portion of the commitments under the Amended Credit Facility, as well as customary letter of credit fees. The margin added to the LIBOR, or base rate, as well as the amount of the commitment fee, depends on our leverage at the time. Interest is payable monthly, bi-monthly or quarterly on LIBOR rate loans depending on the interest period for each LIBOR rate loan, or quarterly on base rate loans.
As of December 31, 2013 and 2012, we had $8,000,000 and $45,000,000 outstanding under the Amended Credit Facility, respectively. As of December 31, 2013 and 2012, the facility bore interest at the market LIBOR rate of 0.17% and 0.22%, respectively, plus 100 basis points. Letters of credit outstanding at December 31, 2013 and 2012 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $61,714,000 and $24,714,000, respectively. The fee for the unused portion of the facility was $70,000 and $18,000 for the years ended December 31, 2013 and 2012, respectively.
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
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Borrowers were in compliance in all material respects with all such covenants as of December 31, 2013.
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
Contractual Obligations
The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements and debt obligations, and under contingent commitments as of December 31, 2013:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Minimum lease payments(1)	$24.5	$43.5	$37.5	$70.4	$175.9
Revolving credit facility(2)	—	—	8.0	—	8.0
Interest payments on credit facility(3)	0.1	0.2	—	—	0.3
Total	$24.6	$43.7	$45.5	$70.4	$184.2

(1)
Our store leases generally have initial lease terms of 10 years and include renewal options upon substantially the same terms and conditions as the original lease. We had no material construction commitments for leasehold improvements at December 31, 2013, 2012 and 2011, respectively.

(2)
In connection with the IPO in April 2012, we amended our former credit facility by entering into the Amended Credit Facility. See “—Liquidity and Capital Resources—Amended and restated credit facility.”

(3)	Represents estimated future cash interest payments using the weighted average balance and interest rate at December 31, 2013.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations is based upon our audited consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and operating expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions we believe to be reasonable given the circumstances and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
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
Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including intangible assets. Indefinite-lived intangible assets consist of brand/trade name. Goodwill and brand/trade name are not being amortized in accordance with the provisions of the FASB’s guidance, which requires these assets to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment testing date is the first day of our fourth quarter. No impairment was recognized in the years ended December 31, 2013, 2012 and 2011.
The quantitative goodwill impairment test, if necessary, is a two-step process. Under the first of two steps, the Company compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify a potential impairment. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for such reporting unit and the enterprise must perform step two of the impairment test to measure the impairment, if any. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation: the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.
The Company uses techniques including discounted expected future cash flows (Level 3 input), or DCF, to test goodwill. Indefinite-lived intangible assets are tested for impairment through an income approach known as the relief from royalty method. A discounted cash flow analysis calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit or asset and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in DCF and the relief from royalty method require the exercise of significant judgment including judgment about appropriate royalty rates, discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. Although the Company believes the historical assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results.
The Company’s reporting units for the purpose of goodwill impairment testing are our reportable business segments: (i) Direct-to-Consumer North America, (ii) Indirect-to-Consumer North America, (iii) Direct-to-Consumer International and (iv) Indirect-to-Consumer International. The reporting units were determined in accordance with the guidance on reportable segments in FASB ASC 280-10-50-1. There is no discrete financial information available to the Company for its operations below our reportable business segments.
Warranties
We provide our customers with a product warranty subsequent to the sale of our products. Our warranty policy provides for one year of worry-free service as well as an additional warranty against manufacturers’ defects or flaws in construction for between two and five years, depending on the product line. We recognize estimated costs associated with the limited warranty at the time of sale of our products. The warranty reserve is based on historical experience.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income.” The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance was effective prospectively for fiscal years and interim periods beginning after December 15, 2012, with early adoption permitted.  The Company adopted the amended guidance effective January 1, 2013 and it did not have a material effect on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists.” This amended guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The new guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect the adoption of this amended guidance to have a significant impact on its consolidated financial statements.
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
General and administrative.    General and administrative expenses consist of product development costs related to tools, dies, design and travel; shipping and distribution costs; costs associated with running our global distribution network such as occupancy and employment expenses; costs associated with warranty and after-sales service such as employee and repair-related expenses and warranty claims; employee-related costs associated with our executive, finance, information technology and human resource functions; costs associated with our corporate headquarters and product showrooms; and legal, tax and accounting fees.
Operating income
Operating income consists of gross margin less operating expenses, and excludes other income and expenses (i.e., non-operating income and expenses).
Other income (expenses)
Interest expense.    Interest expense consists of interest payments made pursuant to our amended and restated credit facility and our former credit and guaranty agreement with, among others, Wells Fargo, as well as amortization of deferred financing costs, net of minimal interest income.
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests. Dividend expense on mandatorily redeemable preferred stock and preferred equity interests consists solely of non-cash accrued preferred dividends on our mandatorily redeemable preferred stock and preferred equity interests. These amounts had not been paid but were due upon redemption.
Earnings (losses) from joint venture investment.    Earnings (losses) from joint venture investment relate exclusively to Tumi Japan, a joint venture (corporation) in which we hold a 50% interest and which sells Tumi products in 12 retail stores and to various high-end wholesale customers in Japan.
Foreign exchange gains (losses).    Foreign currency exposures arise in our branch offices and subsidiaries in Europe where transactions are denominated in a currency other than the U.S. dollar. Gains and losses such as those resulting from the settlement of receivables and payables denominated in foreign currency are included in the earnings of the current period in “foreign exchange gains (losses).” We are also exposed to foreign currency exchange rate fluctuations with respect to our European operations as a result of its U.S. dollar-denominated historical rate intercompany loan balance. Prior to May 2007, we did not plan or anticipate the settlement of certain intercompany foreign currency transactions and had considered the transactions to be of a long-term investment nature. Because of refinements in our cash management strategies, we now anticipate settlement of certain amounts in the foreseeable future. Gains and losses on transactions that arise after May 2007, to the extent they are considered current, are included in the determination of net income under foreign exchange gains (losses). We believe that exposure to adverse changes in exchange rates associated with revenues and expenses of our foreign branch offices and subsidiaries are immaterial to our consolidated financial statements.

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
Foreign currency exchange risk
Although the majority of our international net sales are billed and collected in U.S. dollars, our European sales are billed and collected in Euros, and we are therefore subject to risk associated with exchange rate fluctuations. During 2013, we recorded gains related to the exchange rate fluctuation effect on remittances from our European affiliates and other transactions relating to our international operations of $388,000. We recorded a $287,000 loss and a $61,000 loss in 2012 and 2011, respectively, related to the exchange rate fluctuation effect on those remittances. Because a portion of our net sales (approximately 10% in each of 2013, 2012 and 2011) are denominated in Euros, exchange rate fluctuations can have an impact on our reported net sales. For example, if the U.S. dollar strengthens against the Euro, this could have a negative effect on our European operating results when those results are translated into U.S. dollars. Any hypothetical loss in net sales could be partially or completely offset by lower cost of sales and lower selling expenses and general and administrative expenses that are generated in Euros.
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
Interest rate risk
In connection with the IPO, on April 4, 2012, Tumi, Inc. and Tumi Stores, Inc., entered into the Amended Credit Facility, with Wells Fargo as lender and as collateral agent. The Amended Credit Facility consolidated the term loan facility and the revolving credit facility previously provided in our former debt facility into a single $70,000,000 senior secured revolving credit facility. See “—Liquidity and Capital Resources—Amended and restated credit facility.”
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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.

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

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in 1992. Management, under the supervision and with the participation of the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and concluded that it is effective.

Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued an attestation report as of December 31, 2013, which appears on page F-3 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Proposal No.1—Election of Directors,” and “Board of Directors, Executive Officers and Corporate Governance—Committees of the Board of Directors,” “Board of Directors, Executive Officers and Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors, Executive Officers and Corporate Governance—Executive Officers.”
During the fourth quarter of fiscal year 2013, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors as described in our most recent proxy statement.

We have a Code of Business Conduct and Ethics, which is applicable to all employees of the Company. We have a separate Code of Ethics for Principal Executive and Senior Financial Officers, which contains provisions specifically applicable to our principal executive officer, principal financial officer, principal accounting officer and controller (or persons performing similar functions). The Code of Business Conduct and Ethics and the Code of Ethics for Principal Executive and Senior Financial Officers are available on our website at www.tumi.com (under the Investor Relations—Governance section). We intend to disclose any amendments to these codes, or any waivers of their requirements, will be disclosed on our website.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Board of Directors, Executive Officers and Corporate Governance—Director Compensation,” “Board of Directors, Executive Officers and Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” (including “Report of the Compensation Committee” and all other applicable subsections and executive compensation tables included therein).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the portion of the Definitive Proxy Statement entitled “Beneficial Ownership of the Company’s Common Stock.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	643,044	$20.76	6,143,623
Equity compensation plans not approved by security holders	—	$—	—
Total	643,044	$20.76	6,143,623
(1) Includes the number of shares remaining available for future awards under our 2012 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Board of Directors, Executive Officers and Corporate Governance—Director Independence” and “Certain Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Proposal No. 2—Ratification of Independent Registered Public Accounting Firm—Fees paid to Grant Thornton LLP” and “Proposal No. 2 Ratification of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent.”

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
10.1a
Amended and restated subscription and stockholders agreement, dated as of November 15, 2004, by and among the Company, certain investors, the managers and Doughty Hanson & Co Managers Limited (incorporated by reference to Exhibit 10.1 the Registration Statement on Form S-1 (File No. 333-178466) filed on December 13, 2011)

10.1b
Amendment No. 1 to amended and restated subscription and stockholders agreement, dated April 24, 2012 (incorporated by reference to Exhibit 10.1b to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)

10.2a
Registration rights agreement, dated as of November 17, 2004, by and among the Company, Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited and the other stockholders named therein (incorporated by reference to Exhibit 10.2a to the Registration Statement on Form S-1 (File No. 333-178466) filed on December 13, 2011)

10.2b
Amended and restated registration rights agreement, dated as of April 24, 2012, by and among the Company, Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited and the other stockholders named therein (incorporated by reference to Exhibit 10.2b to the Company’s Quarter Report on Form 10-Q for the quarter ended March 25, 2012)

10.3a
Credit and guaranty agreement, dated as of October 29, 2010, among Tumi, Inc. and Tumi Stores, Inc., as borrowers, certain subsidiaries of Tumi, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent, swing line lender and issuing bank, Capital One, N.A., as syndication agent, Sovereign Bank and Citizens Bank of Pennsylvania, each as a documentation agent and Wells Fargo Securities, LLC and Capital One, N.A., as joint lead arrangers and joint bookrunner (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-178466) filed on December 13, 2011)

10.3b
Amended and restated credit and guaranty agreement, dated as of April 4, 2012, among Tumi, Inc. and Tumi Stores, Inc., as borrowers, certain subsidiaries of Tumi, Inc., as guarantors, and Wells Fargo Bank, National Association, as lender and collateral agent (incorporated by reference to Exhibit 10.3b of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 9, 2012)

10.4
Amended and restated letter agreement dated July 8, 2009 between Tumi, Inc. and Jerome Griffith (incorporated by reference to Exhibit 10.4 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.5
Employment agreement, dated December 22, 2008, between Tumi, Inc. and Jerome Griffith (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.6
Employment agreement, dated November 17, 2004, between Tumi, Inc. and Michael Mardy (incorporated by reference to Exhibit 10.6 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.7
Employment agreement, dated November 17, 2004, between Tumi, Inc. and Alan Krantzler (incorporated by reference to Exhibit 10.7 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.8
Employment agreement, dated May 15, 2006, between Tumi, Inc. and Steven Hurwitz (incorporated by reference to Exhibit 10.8 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 9, 2012)+

10.9
Amended and restated employment agreement, dated January 6, 2012, between Tumi, Inc. and Thomas H. Nelson (incorporated by reference to Exhibit No. 10.9 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.10
Director nomination agreement between the Company and Doughty Hanson & Co Managers Limited (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)

10.11
Form of indemnification agreement among the Company and its directors and executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)+

10.12*	Tumi Holdings, Inc. 2012 Long-Term Incentive Plan+
10.13*	Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of stock option agreement for Employees+
10.14
Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of stock option agreement for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2013)+

10.15
Amended offer letter, dated October 12, 2011, from Tumi, Inc. to Adam Levy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)+

10.16*	Offer letter, dated December 2, 2013, from Tumi Holdings, Inc. to Peter L. Gray+
10.17*	Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of restricted stock unit agreement for time-based awards+
10.18*	Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of restricted stock unit agreement for performance-based awards+
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1 (File No. 333-187095) filed on March 7, 2013)
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Northstar Research Partners
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Filed herewith.
+    Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to Form 10-K.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUMI HOLDINGS, INC.

Dated:	February 28, 2014	By:	/s/ Jerome S. Griffith
Jerome S. Griffith
Chief Executive Officer, President and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of February.

Name	Title	Date

/s/ Jerome S. Griffith
Jerome S. Griffith	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2014
/s/ Michael J. Mardy
Michael J. Mardy	Chief Financial Officer, Executive Vice President and Director (Principal Financial and Accounting Officer)	February 28, 2014
/s/ Joseph R. Gromek
Joseph R. Gromek	Chairman of the Board	February 28, 2014
/s/ Claire M. Bennett
Claire M. Bennett	Director	February 28, 2014
/s/ Christopher J. L. Fielding
Christopher J. L. Fielding	Director	February 28, 2014
/s/ Thomas H. Johnson
Thomas H. Johnson	Director	February 28, 2014
/s/ Alexander W. Smith
Alexander W. Smith	Director	February 28, 2014

TUMI HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Tumi Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Tumi Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tumi Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
New York, New York
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Tumi Holdings, Inc.

We have audited the internal control over financial reporting of Tumi Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
New York, New York
February 28, 2014

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	At December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,613	$36,737
Accounts receivable, less allowance for doubtful accounts of approximately $477 and $340 at December 31, 2013 and 2012, respectively	28,992	21,405
Other receivables	2,914	1,666
Inventories, net	79,969	70,866
Prepaid expenses and other current assets	6,878	3,233
Prepaid income taxes	—	384
Deferred tax assets, current	5,347	3,851
Total current assets	161,713	138,142
Property, plant and equipment, net	60,871	47,004
Deferred tax assets, noncurrent	2,124	2,158
Joint venture investment	1,960	2,718
Goodwill	142,773	142,773
Intangible assets, net	130,673	130,946
Deferred financing costs, net of accumulated amortization of $2,923 and $2,758 at December 31, 2013 and 2012, respectively	536	701
Other assets	5,837	4,799
Total assets	$506,487	$469,241

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	At December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$33,938	$27,366
Accrued expenses	32,120	29,503
Income taxes payable	4,680	—
Total current liabilities	70,738	56,869

Revolving credit facility	8,000	45,000
Other long-term liabilities	8,556	7,271
Deferred tax liabilities	51,195	49,016
Total liabilities	138,489	158,156

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,144,473 shares issued and 67,866,667 shares outstanding as of December 31, 2013 and 2012	681	681
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of December 31, 2013 and 2012	—	—
Additional paid-in capital	310,554	308,545
Treasury stock, at cost	(4,874)	(4,874)
Retained earnings	61,725	7,166
Accumulated other comprehensive loss	(88)	(433)
Total stockholders’ equity	367,998	311,085
Total liabilities and stockholders’ equity	$506,487	$469,241

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2013	2012	2011
Net sales	$467,438	$398,551	$329,968
Cost of sales	198,593	170,092	140,954
Gross margin	268,845	228,459	189,014
OPERATING EXPENSES
Selling	28,875	24,929	21,957
Marketing	17,373	13,713	13,377
Retail operations	98,720	81,379	67,465
General and administrative	37,514	36,762	25,782
Total operating expenses	182,482	156,783	128,581
Operating income	86,363	71,676	60,433
OTHER INCOME (EXPENSES)
Interest expense	(733)	(1,392)	(2,423)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	(7,892)	(22,857)
Earnings from joint venture investment	184	845	587
Foreign exchange gains (losses)	388	(287)	(61)
Other non-operating income (expenses)	(94)	554	267
Total other expenses	(255)	(8,172)	(24,487)
Income before income taxes	86,108	63,504	35,946
Provision for income taxes	31,549	26,721	19,354
Net income	$54,559	$36,783	$16,592
Weighted average common shares outstanding:
Basic	67,866,667	63,304,838	52,536,224
Diluted	67,870,688	63,304,948	52,536,224
Basic earnings per common share	$0.80	$0.58	$0.32
Diluted earnings per common share	$0.80	$0.58	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$54,559	$36,783	$16,592
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	345	552	187
Comprehensive income	$54,904	$37,335	$16,779

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock							Total
	Shares	Par Value	Shareholder Loans	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
Balance as of January 1, 2011	52,536,252	$525	$(247)	$48,968	$(174)	$(46,209)	$(1,172)	$1,691
Net income	—	—	—	—	—	16,592	—	16,592
Shareholder loans	—	—	247	—	—	—	—	247
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	187	187
Balance as of December 31, 2011	52,536,252	525	—	48,968	(174)	(29,617)	(985)	18,717
Net income	—	—	—	—	—	36,783	—	36,783
Issuance of common stock, net of underwriters’ discounts and commissions	15,608,221	156		263,935	—	—	—	264,091
Offering costs—other				(4,410)				(4,410)
Share-based compensation				42				42
Repurchase of common stock					(4,700)			(4,700)
Short swing profit recovery				10				10
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	552	552
Balance as of December 31, 2012	68,144,473	681	—	308,545	(4,874)	7,166	(433)	311,085
Net income	—	—	—	—	—	54,559	—	54,559
Share-based compensation				2,009				2,009
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	345	345
Balance as of December 31, 2013	68,144,473	$681	$—	$310,554	$(4,874)	$61,725	$(88)	$367,998

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,559	$36,783	$16,592
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income tax benefit	483	(698)	(1,815)
Depreciation and amortization	14,187	11,504	10,089
Share-based compensation expense	2,009	42	—
Amortization of deferred financing costs	165	218	491
Allowance for doubtful accounts	137	(122)	92
Earnings from joint venture	(184)	(845)	(587)
Loss on disposal of fixed assets	261	422	10
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	7,892	22,857
Other non-cash charges	482	742	(141)
Changes in operating assets and liabilities
Accounts receivable	(7,882)	1,638	(7,713)
Other receivables	(1,213)	70	(754)
Inventories	(8,773)	(10,290)	(8,662)
Prepaid expenses and other current assets	(3,606)	(167)	(847)
Other assets	(861)	1,005	1,687
Prepaid income taxes	384	(384)	—
Accounts payable	5,921	(383)	4,498
Accrued expenses	606	3,914	4,101
Income tax payable	4,680	(4,336)	(765)
Other liabilities	1,257	1,002	883
Total adjustments	8,053	11,224	23,424
Net cash provided by operating activities	62,612	48,007	40,016
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24,836)	(20,853)	(14,542)
Net cash used in investing activities	(24,836)	(20,853)	(14,542)

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	$(37,000)	$(19,000)	$—
Payments of long-term debt	—	—	(12,000)
Proceeds from issuance of common stock, net of underwriters’ discounts and commissions	—	264,091	—
Payment for repurchase of preferred shares and preferred equity interests	—	(259,321)	—
Repurchase of common stock	—	(4,700)	—
Payments received on stockholder loans	—	—	247
Payments for initial public offering costs	—	(4,272)	(138)
Short swing profit recovery	—	10	—
Net cash used in financing activities	(37,000)	(23,192)	(11,891)
Effect of exchange rate changes on cash	100	40	(57)
Net increase in cash and cash equivalents	876	4,002	13,526
Cash and cash equivalents at beginning of period	36,737	32,735	19,209
Cash and cash equivalents at end of period	$37,613	$36,737	$32,735
Supplemental disclosures of cash flow information:
Noncash investing activity—property, plant and equipment obligations	$7,059	$4,224	$2,170
Cash paid for interest	$320	$885	$1,738
Cash paid for income taxes	$26,441	$31,947	$21,980

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
Tumi Holdings, Inc. (together with its subsidiaries, the “Company”) is a leading designer, producer and marketer of a comprehensive line of travel and business products and accessories in multiple categories. Prior to the Company’s initial public offering (the “IPO”) in April 2012, the Company also included its controlled affiliate, Tumi II, LLC (the “LLC”). In connection with the IPO, the LLC was merged with and into Tumi Holdings, Inc., with Tumi Holdings, Inc. continuing as the surviving corporation. The Company’s product offerings include travel bags, business cases, totes, handbags, business and travel accessories and small leather goods. The Company designs its products for, and markets its products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status and durability of Tumi products. The Company sells its products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. The Company has approximately 1,900 points of distribution in over 75 countries, and its global distribution network is enhanced by the use of its three logistics facilities located in the United States, Europe and Asia. The Company designs its products in its U.S. design studios and selectively collaborates with well-known, international, industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean.
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
Initial Public Offering
In April 2012, the Company completed its IPO of 15,608,221 shares of common stock sold by the Company and 5,988,624 shares of common stock sold by certain of the Company’s stockholders (inclusive of 2,816,980 shares of common stock from the full exercise of the option granted to the underwriters to purchase additional shares from certain of the selling stockholders). The initial public offering price of the shares sold in the IPO was $18.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The total proceeds to the Company, net of underwriters’ discounts and commissions, were approximately $264.1 million. The Company used the net proceeds received from the IPO to repurchase all of its preferred stock and preferred equity interests and 277,778 shares of its common stock owned by funds managed by, or entities affiliated with, Doughty Hanson & Co. Managers Limited (collectively, “Doughty Hanson”). The IPO costs incurred were charged against the net proceeds of the IPO and recorded in stockholders’ equity during the second quarter of 2012.
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The Company uses the equity method of accounting for its joint venture investment, which is 50% owned, as the Company has the ability to exercise significant influence over the operating and financial policies of the joint venture but does not control the joint venture. The Company’s share of the earnings or losses of the joint venture is included in the Consolidated Statements of Operations as “Earnings from Joint Venture Investment.”
Segment Reporting
The Company became subject to and adopted the provisions of the Financial Accounting Standards Board’s (the “FASB”) guidance for segment reporting in 2011. Segment information has been provided on the basis of the Company’s four reportable segments for all periods presented (see Note 15—Segment Information), which are: (i) Direct-to-Consumer North America; (ii) Indirect-to-Consumer North America; (iii) Direct-to-Consumer International; and (iv) Indirect-to-Consumer International.
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangibles, allowance for doubtful accounts, adjustments for slow-moving and obsolete inventory, accrued warranties, realization of deferred tax assets, income tax uncertainties, the valuation of share-based compensation and related forfeiture rates, and useful lives of assets. Actual results could differ materially from those estimates.
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
Cash and Cash Equivalents
The Company’s cash and cash equivalents are defined as cash and short-term highly liquid investments with an original maturity of three months or less from the date of purchase. The Company’s cash and cash equivalents consist of cash in banks as of December 31, 2013 and 2012.
Effective December 31, 2010 and through December 31, 2012, all funds in a “noninterest-bearing transaction account” were insured in full at all institutions covered by the Federal Deposit Insurance Corporation (“FDIC”). As of January 1, 2013,

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

funds held in “noninterest-bearing transaction accounts” are aggregated with any interest-bearing accounts, and the combined total is insured up to a maximum of $250,000. The term “noninterest-bearing transaction account” includes a traditional checking account or demand deposit account on which the insured depository institution pays no interest. The total excess of the bank account balances over the FDIC limit effective at each period end was approximately $26,590,000 and $3,999,000 at December 31, 2013 and 2012, respectively. The total cash in international bank accounts, which is not covered under the FDIC, was approximately $10,720,000 and $3,665,000 at December 31, 2013 and 2012, respectively.
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
The following table summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011.

	For the Years Ended December 31,
	2013	2012	2011
		(In thousands)
Balance, beginning of year	$(340)	$(462)	$(370)
Provision charged to expense	(271)	34	(107)
Amounts written off	134	88	20
Recoveries of bad debt	—	—	(5)
Balance, end of year	$(477)	$(340)	$(462)

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
Long-Lived Assets
The Company reviews long-lived assets, such as property, plant and equipment and certain identifiable intangibles with finite lives, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some factors the Company considers important which could trigger an impairment review include: (i) significant underperformance compared to expected historical or projected future operating results; (ii) significant changes in the Company’s use of the acquired assets or the strategy for its overall business; and (iii) significant negative industry or economic trends. No impairment was recognized during the years ended December 31, 2013, 2012 and 2011.
Deferred Financing Costs
The net balance of the costs incurred for obtaining debt financing was $536,000 and $701,000 as of December 31, 2013 and 2012, respectively. The Company amortizes deferred financing costs to interest expense over the lives of the related

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

financing agreements. During the years ended December 31, 2013, 2012 and 2011, respectively, $165,000, $218,000 and $491,000 was amortized to interest expense.
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
In November 2012 and April 2013, the Company completed secondary offerings of common stock sold by certain of the Company’s stockholders. The Company did not receive any proceeds from the sale of shares and the offering expenses incurred were expensed directly to operating expenses.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including intangible assets. Indefinite-lived intangible assets consist of brand/trade name. Goodwill and brand/trade name are not being amortized in accordance with the provisions of the FASB’s guidance, which requires these assets to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s annual impairment testing date is the first day of its fourth quarter. No impairment was recognized in the years ended December 31, 2013, 2012 and 2011.
The quantitative goodwill impairment test, if necessary, is a two-step process. Under the first of two steps, the Company compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify a potential impairment. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for such reporting unit and the enterprise must perform step two of the impairment test to measure the impairment, if any. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation: the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.
The Company uses techniques including discounted expected future cash flows (Level 3 input), or DCF, to test goodwill. Indefinite-lived intangible assets are tested for impairment through an income approach known as the relief from royalty method. A discounted cash flow analysis calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit or asset and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in DCF and the relief from royalty method require the exercise of significant judgment including judgment about appropriate royalty rates, discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. Although the Company believes the historical assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results.
The Company’s reporting units for the purpose of goodwill impairment testing are the reportable business segments: (i) Direct-to-Consumer North America, (ii) Indirect-to-Consumer North America, (iii) Direct-to-Consumer International and (iv) Indirect-to-Consumer International. The reporting units were determined in accordance with the guidance on reportable segments in FASB ASC 280-10-50-1. There is no discrete financial information available to the Company for its operations below its reportable business segments.

Share-Based Compensation
Share-based compensation represents the cost related to stock options granted to employees under the 2012 Plan. The Company measures share-based compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the vesting period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. All share-based compensation costs are recorded in cost of sales or the various operating expense lines in the consolidated statements of operations based on the employee’s respective function (see Note 17—Share-Based Compensation Plans and Awards).

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The Company’s non-financial assets which are subject to nonrecurring fair value measurements include goodwill, intangible assets and property, plant and equipment. These assets are recorded at carrying value. However, whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (or at least annually for goodwill and indefinite-lived intangible assets), such assets are assessed for impairment and, if applicable, written down to and recorded at fair value. To measure fair value for such assets, the Company uses techniques including DCF.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and the Company’s variable interest rate credit facility (See Note 8—Credit Facilities) were reasonable estimates of their fair value as of December 31, 2013 and 2012. If measured at fair value in the financial statements, the Company’s variable interest rate credit facility would be classified as Level 2 in the fair value hierarchy.
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Advertising Costs
The Company expenses advertising costs as incurred. Total advertising expenses, excluding cooperative advertising costs, included in operating expenses in the accompanying Consolidated Statements of Operations were approximately $8,502,000, $6,443,000 and $6,127,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Cooperative Advertising Costs
The Company accounts for certain advertising costs in accordance with the FASB’s guidance for “Customer Payments and Incentives.” This standard provides guidance with respect to the statement of operations classification of and the accounting for recognition and measurement of consideration given by a vendor to a customer, which includes sales incentive offers labeled as discounts, coupons, rebates and free products or services as well as arrangements labeled as slotting fees, cooperative advertising and buy downs. As per the FASB’s guidance, the Company is recognizing cooperative advertising costs in marketing expenses and sales incentives related to “free product” as an expense in cost of sales. The Company recognized cooperative advertising expense of approximately $3,234,000, $2,619,000 and $2,078,000 as a marketing expense in the accompanying Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, respectively.
Store Preopening Expenses
Costs incurred prior to the opening of a new store are expensed as incurred.
Warranties
The Company provides its customers with a product warranty subsequent to the sale of its products. The Company’s warranty policy provides for one year of worry-free service as well as an additional warranty against manufacturers’ defects or flaws in construction for between two and five years, depending on the product line. The Company recognizes estimated costs associated with the limited warranty at the time of sale of its products. The warranty reserve is based on historical experience.
Treasury Stock
The Company periodically repurchases treasury stock. These treasury stock transactions are recorded using the cost method.
Dividend Expense on Mandatorily Redeemable Preferred Stock and Preferred Equity Interests
Dividends accrued on the Company’s mandatorily redeemable preferred stock and preferred equity interests (see Note 12—Mandatorily Redeemable Preferred Stock and Preferred Equity Interests) are presented in other income (expenses) in the consolidated statements of operations for the years ended December 31, 2012 and 2011. All of the Company’s preferred stock and preferred equity interests were repurchased at carrying value (inclusive of all accrued dividends) in connection with the our IPO in April 2012.
Earnings per Common Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share is computed on the basis of the

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income.” The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance was effective prospectively for fiscal years and interim periods beginning after December 15, 2012, with early adoption permitted.  The Company adopted the amended guidance effective January 1, 2013 and it did not have a material effect on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists.” This amended guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The new guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect the adoption of this amended guidance to have a significant impact on the consolidated financial statements.

3.	INVENTORIES, NET
Inventories, net consist of the following:

	At December 31,
	2013	2012
	(In thousands)
Raw materials	$367	$275
Finished goods	79,602	70,591
Total inventories, net	$79,969	$70,866

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		At December 31,
		2013	2012
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	5,066	3,429
Leasehold and store enhancements	5 to 10 years	87,917	75,725
Furniture, computers and equipment	3 to 5 years	17,011	16,599
Capitalized software	5 years	5,443	2,532
Fixtures, dies and autos	3 to 5 years	17,196	21,359
Construction in progress		5,926	4,070
		139,044	124,199
Less accumulated depreciation and amortization		(78,173)	(77,195)
		$60,871	$47,004

Depreciation and amortization expense on property, plant and equipment was $13,914,000, $11,231,000 and $9,815,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

5.	JOINT VENTURE
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement (“JV Agreement”) with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”) and contributed $213,000 at inception. The purpose of Tumi Japan is to sell, promote and distribute the Company’s products in Japan. As of December 31, 2013 and 2012, the Company owned 50% of Tumi Japan.
This investment is accounted for under the equity method. The Company’s share of undistributed earnings from the joint venture, which is included in retained earnings, was a cumulative gain of approximately $1,565,000 as of December 31, 2013.
Pursuant to the JV Agreement, the Company has the option but not the obligation to purchase an additional interest in Tumi Japan up to an ownership percentage of 66% after the tenth year of the existence of Tumi Japan. The amount to be paid per share is based on a predetermined formula according to the agreement and is payable in Japanese yen.
Sales to Itochu during the years ended December 31, 2013, 2012 and 2011 were $13,779,000, $11,260,000, and $10,404,000, respectively. As of December 31, 2013 and 2012, the Company had accounts receivable due from Itochu of $1,069,000 and $1,411,000, respectively.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and intangible assets consisted of the following at December 31:

	Range of Lives (Years)	2013	2012
		(In thousands)
Goodwill	Indefinite	$142,773	$142,773
Intangible assets
Brand/trade name	Indefinite	$130,400	$130,400
Customer relationships	10	1,100	1,100
Lease value	8	1,359	1,359
		2,459	2,459
Less accumulated amortization		(2,186)	(1,913)
		273	546
Intangible assets, net		$130,673	$130,946

Substantially all of the Company’s goodwill and intangible assets relate to an acquisition in 2004.
The range of lives of the intangible assets was determined by management, which at times will engage an independent third-party appraisal firm to assist in considering the determination of the lives of intangible assets.
The estimated aggregate amortization and retail operations expense as of December 31, 2013 was as follows:

Year Ending December 31,	Customers Relationships	Lease Value	Total
	(In thousands)
2014	$96	$163	$259
2015	—	14	14
	$96	$177	$273

Amortization expense of the customer relationships, included in general and administrative expense, was $110,000 in each of the years ended December 31, 2013, 2012 and 2011. Included in retail operations expense was $163,000 of amortization expense for the lease value in each of the years ended December 31, 2013, 2012 and 2011.
The Company’s goodwill by segment was as follows as of December 31:

	2013	2012
	(In thousands)
Direct-to-Consumer North America	$48,779	$48,779
Direct-to-Consumer International	6,682	6,682
Indirect-to-Consumer North America	22,719	22,719
Indirect-to-Consumer International	64,593	64,593
Goodwill	$142,773	$142,773

There is no accumulated impairment of goodwill for any period presented.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued Expenses
Accrued expenses as of December 31 consisted of the following:

	At December 31,
	2013	2012
	(In thousands)
Warranty	$7,339	$6,807
Fixed asset purchases	5,128	2,803
Severance	761	754
Incentive compensation	3,550	4,200
Marketing	2,770	2,826
Professional fees	862	723
Sales tax	2,375	2,172
Payroll costs	1,314	2,071
Other	8,021	7,147
	$32,120	$29,503
Other Long-Term Liabilities
Other long-term liabilities as of December 31, 2013 and 2012 consisted of deferred rent and a liability for uncertain tax positions.
Accrued Warranties
The activity in the warranty reserve account was as follows:

	At December 31,
	2013	2012	2011
	(In thousands)
Liability, beginning of period	$6,807	$6,212	$6,217
Provision for warranties	3,381	3,273	3,914
Warranty claims	(2,849)	(2,678)	(3,919)
Liability, end of period	$7,339	$6,807	$6,212

8.	CREDIT FACILITIES
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The Amended Credit Facility consolidated the term loan facility and the revolving credit facility previously provided in the Company’s former debt facility with Wells Fargo into a single $70,000,000 senior secured revolving credit facility, with Wells Fargo as the sole lender, and extended the maturity of the facility until April 4, 2017. The Amended Credit Facility included a letter of credit sublimit not to exceed the undrawn amount of the revolving commitments.
On August 29, 2013, the Amended Credit Facility was amended to reduce the letter of credit sublimit to $5,000,000.
Borrowings under the Amended Credit Facility bear interest at a per annum rate equal to, at the Borrowers’ option, the one, two, three or six month (or such other period as Wells Fargo may agree) LIBOR rate plus a margin of 1.00% or 1.25%, or a base rate (the greater of (i) Wells Fargo’s prime rate in effect on such day and (ii) the federal funds rate plus 1/2 of 1.00%) plus a margin of zero or 0.25%. The Borrowers are required to pay an undrawn commitment fee equal to 0.15% or 0.20% of the undrawn portion of the commitments under the Amended Credit Facility, as well as customary letter of credit fees. The margin added to the LIBOR, or base rate, as well as the amount of the commitment fee, depends on the Company’s leverage at the time. Interest is payable monthly, bi-monthly or quarterly on LIBOR rate loans depending on the interest period for each LIBOR rate loan, or quarterly on base rate loans.
As of December 31, 2013 and 2012, respectively, the Company had $8,000,000 and $45,000,000 outstanding under the Amended Credit Facility. As of December 31, 2013 and 2012, the facility bore interest at the market LIBOR rate of 0.17% and 0.22%, respectively, plus 100 basis points. Letters of credit outstanding at December 31, 2013 and 2012 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $61,714,000 and $24,714,000, respectively. The fee for the unused portion of the facility was $70,000 and $18,000 for the years ended December 31, 2013 and 2012, respectively.
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
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance in all material respects with all such covenants as of December 31, 2013.
Long-Term Debt
Long-term debt at December 31 consisted of the following:

	At December 31,
	2013	2012
	(In thousands)
Amended Credit Facility: Revolver loan payable April 4, 2017, including interest at a LIBOR rate (0.17% and 0.22% at December 31, 2013 and 2012, respectively) plus 1.00% at December 31, 2013 and 2012, respectively.	$8,000	$45,000
	$8,000	$45,000

9.	COMMITMENTS AND CONTINGENCIES
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2027, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the years ended December 31, 2013, 2012 and 2011.
Future minimum lease payments under all non-cancellable operating leases with initial or remaining terms in excess of one year as of December 31, 2013 were as follows:

At December 31, 2013
(In thousands)
2014	$24,548
2015	22,986
2016	20,553
2017	19,563
2018	17,951
Thereafter	70,348
$175,949

Rent expense under all operating leases for the Company was approximately $28,765,000, $23,146,000 and $18,935,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Web Service Provider Agreement
Pursuant to the Company’s agreement with its current web services provider, the Company served an early termination notice to said provider in the second quarter of 2013 and accrued a $1,500,000 (pre-tax) early termination fee pursuant to the terms of this agreement. This amount was paid in December 2013. The original agreement was scheduled to expire on December 31, 2015. The Company intends to transition its web stores to an in-sourced model during 2014. The Company will continue using its current provider’s services until such time.

10.	INCOME TAXES
The components of United States and foreign income from operations before income taxes were as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$81,554	$63,001	$37,710
Foreign	4,554	503	(1,764)
Total income before income taxes	$86,108	$63,504	$35,946

The provision for income taxes is as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current provision
Federal	$27,515	$22,745	$17,620
State	3,340	3,392	2,820
Foreign	211	1,282	729
Total current provision	31,066	27,419	21,169
Deferred
Federal	1,124	(335)	2,754
State	(565)	(317)	(4,433)
Foreign	(76)	(46)	(136)
Total deferred provision	483	(698)	(1,815)
Total provision for income taxes	$31,549	$26,721	$19,354

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The differences between income taxes based on the statutory U.S. federal income tax rate of 35% and the Company’s effective income tax rate are provided in the following reconciliation:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Statutory federal income tax	$30,138	$22,226	$12,580
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	2,762	8,000
State and local net of federal benefit	1,694	1,789	(1,049)
Other	(283)	(56)	(177)
Total provision for income taxes	$31,549	$26,721	$19,354

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The major components of deferred income taxes were as follows:

	At December 31,
	2013	2012
	(In thousands)
Deferred tax assets
Net operating loss—foreign	$2,067	$2,814
Warranty reserves	2,725	2,548
Rent expense	1,968	2,036
Other comprehensive income	51	283
Inventory reserves	819	664
Other	586	354
Depreciation	114	118
Accrued expense	473	449
Allowance for doubtful accounts	177	379
Share-based compensation	746	—
Valuation allowance	(2,255)	(3,002)
Total deferred tax assets, net	7,471	6,643
Deferred tax liabilities
Intangibles	(48,536)	(49,016)
Depreciation	(2,659)	(634)
Total deferred tax liabilities, net	(51,195)	(49,650)
Total deferred tax balance	$(43,724)	$(43,007)
Amounts included in the consolidated balance sheet:
Deferred tax assets, current	$5,347	$3,851
Deferred tax asset, noncurrent	2,124	2,158
Deferred tax liabilities	(51,195)	(49,016)
Total	$(43,724)	$(43,007)

Approximately $48,467,000 and $48,889,000 of deferred tax liabilities were recognized as of December 31, 2013 and 2012, respectively, to reflect the potential future tax liability relating to the $131,500,000 of identifiable intangible assets arising out of the purchase price valuation adjustment in 2004. Approximately $51,000 of deferred tax assets as of December 31, 2013 related to unrealized gains recorded in other comprehensive income.
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
At December 31, 2013 and 2012, there were approximately $6,958,000 and $9,648,000 of gross foreign net operating loss carryforwards, respectively. The majority of these net operating loss carryforwards have an unlimited carryforward period. A valuation allowance of $2,067,000 and $2,814,000 was recorded at December 31, 2013 and 2012, respectively, related to the foreign net operating losses. It is anticipated that these will not be utilized due to continuing losses in these jurisdictions.
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
The Federal tax returns were audited for the years 2008 and 2009 which resulted in minimal adjustments. For years prior to 2009 the federal statute of limitations is closed. The New Jersey tax returns were audited for the years 2003 - 2006 with no income tax adjustments. The Minnesota tax returns were audited for the years 2006 – 2008 which resulted in minimal adjustments. The New York tax returns were audited for 2009 and 2010 which resulted in minimal adjustments. Most of the remaining states remain open to examination for a period of 3 to 4 years from date of filing. The Company files tax returns in all of the foreign jurisdictions that it has a permanent establishment and the tax filings remain subject to examination for 4 to 5 years.
The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company had approximately $173,000 and $253,000 for the payment of interest and penalties accrued at December 31, 2013 and 2012, respectively. The Company recorded estimated tax related penalty and interest expense in the statement of operations of approximately $17,000, $79,000 and $41,000 during the years ended December 31, 2013, 2012 and 2011, respectively. The total liability for unrecognized tax benefit, inclusive of interest and penalties, at December 31, 2013 and 2012 amounted to approximately $517,000 and $1,001,000, respectively. The amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate at December 31, 2013 and 2012 was $344,000 and $694,000, respectively.
The Company does not expect that there will be a material impact on the amount of unrecognized tax benefit in the next 12 months.
The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended December 31, 2013, 2012 and 2011.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of year	$747	$658	$214
Additions based on tax positions related to the current year	—	95	187
Additions based on tax positions related to prior years	—	—	291
Reductions based on tax positions related to prior years	(403)	—	—
Expiration of statute of limitations	—	(6)	—
Settlements	—	—	(34)
Balance, end of year	$344	$747	$658

As of December 31, 2013, $344,000 of the above amount was included in other long-term liabilities in the consolidated balance sheet. As of December 31, 2012, $53,000 and $694,000 of the above amount was included in income taxes payable and other long-term liabilities, respectively, in the consolidated balance sheet.

11.	EMPLOYEE BENEFIT PLAN
The Company has a 401(k) profit-sharing and savings plan (the “Plan”). Under the Plan, eligible employees could contribute up to 60% of their compensation not to exceed $17,500 (subject to future adjustment) during calendar year 2013, $17,000 during calendar year 2012 and $16,500 during calendar year 2011. In December 2003, the Company elected to adopt a safe harbor contribution plan amendment, effective January 1, 2004, whereby safe harbor contributions may be made to eligible participants in the 401(k) profit sharing and savings plan. By making a safe harbor matching contribution, the Company’s Plan was no longer subject to certain regulatory testing, thereby enabling all participants to make tax-deferred contributions up to the maximum allowable amount.
The Company has a voluntary safe harbor contribution match up to 100% of the employee’s contribution on the first 3% of their compensation and 50% of the employee’s contribution on the next 2% of eligible compensation. Employer contributions expensed for the Plan amounted to approximately $885,000, $788,000 and $661,000 for the years ended

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011, respectively. Participants are at all times fully vested in their contributions; the Company’s safe harbor contribution is fully vested immediately.
Profit-sharing contributions vest over a 5 year period in accordance with the Plan’s vesting schedules. No contributions were made during 2013, 2012 or 2011.

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
The mandatorily redeemable preferred stock and preferred equity interests repurchased in 2012 totaled $259,321,000, comprised of $157,627,000 of Series A preferred stock, inclusive of $80,127,000 of accrued dividends, and $101,694,000 of preferred equity interests, inclusive of $51,694,000 of accrued dividends.

13.	STOCKHOLDERS’ EQUITY
As of December 31, 2013 and 2012, there were 350,000,000 shares of common stock authorized, with a par value of $0.01, of which 67,866,667 shares, net of treasury stock, were outstanding. Common stock represents 100% of the ownership and voting control of Tumi Holdings, Inc. and does not accrue dividends.
In connection with the IPO, 75,000,000 shares of preferred stock were authorized, with a par value of $0.01, of which no shares were issued or outstanding as of December 31, 2013 and 2012.
As of December 31, 2013 and 2012, the Company held 277,806 shares of common stock in treasury.
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
Accumulated Other Comprehensive Loss
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
The following table summarizes the calculation of basic and diluted earnings per common share (adjusted for the stock splits described in Note 13—Stockholders’ Equity) for the years ended December 31, 2013, 2012 and 2011.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Basic earnings per common share
Numerator:
Net income	$54,559	$36,783	$16,592
Denominator:
Basic weighted average common shares outstanding	67,866,667	63,304,838	52,536,224
Basic earnings per common share	$0.80	$0.58	$0.32

Diluted earnings per common share:
Numerator:
Net income	$54,559	$36,783	$16,592
Denominator:
Number of shares used in basic calculation	67,866,667	63,304,838	52,536,224
Weighted average dilutive effect of employee stock options	4,021	110	—
Diluted weighted average common shares outstanding	67,870,688	63,304,948	52,536,224
Diluted earnings per common share	$0.80	$0.58	$0.32

The Company excluded 8,328 weighted average stock options for the year ended December 31, 2013 and none for the year ended December 31, 2012 from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market price of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. The Company included all outstanding weighted average stock options with exercise prices less than the average market price of the common shares in the calculation of the weighted average dilutive effect of employee stock options, but a weighted average of 446,090 of these stock options for the year ended December 31, 2013 (none for the year ended December 31, 2012) did not have any impact on the dilutive effect of employee stock options in the preceding table, as they were determined to be antidilutive when the treasury stock method was applied.

15.	SEGMENT INFORMATION
The Company sells its products globally to consumers through both direct and indirect channels and manages its business through four operating segments: Direct-to-Consumer North America, Direct-to-Consumer International, Indirect-to-Consumer North America and Indirect-to-Consumer International. The Company’s Chief Executive Officer and Chief Financial Officer are its chief operating decision makers (the “CODM’s”) as defined in the FASB’s guidance relating to segment reporting. The CODM’s evaluate net sales and operating income of the Company’s segments to allocate resources and evaluate performance. Operating income of the Company’s segments is measured on net sales, less cost of goods sold and direct expenses of each segment and certain operating expenses allocated to each segment. Expenses not specifically allocated to the individual segments include costs such as product design and development, certain general and administrative, shipping, warehouse and other expenses. The CODM’s do not receive information related to total assets by segment. Although the Company’s products fall into three major categories: travel, business and accessories, the Company’s classification of individual product codes into these categories is fluid and dynamic; while the Company collects gross sales data, the Company does not collect financial information to derive net sales (including discounts and allowances) and markdowns by product category in sufficient detail to report such data in its financial statements in the aggregate or by segment.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Indirect-to-Consumer North America
The Company sells to wholesale customers, including specialty luggage retailers, prestige department stores and business to business channels. Many of the Company’s wholesale customers also operate their own e-commerce websites through which they sell the Company’s products. The Company also sells its products in partner stores, which are operated by local distributors or retailers, that carry only Tumi products and are governed by strict operating guidelines that the Company dictates.
Direct-to-Consumer International
The Company sells directly to consumers through a network of company-owned full-price and outlet stores in high-end street venues and select malls in international locations. The Company also sells its products directly to consumers through our e-commerce website.
Indirect-to-Consumer International
The Company sells its products through wholesale distribution channels in Europe, the Middle East and Africa, the Asia-Pacific region and Central and South America. The Company also sells its products in partner stores, operated by local distributors or retailers, that carry only Tumi products and are governed by strict operating guidelines that the Company dictates. In addition, the Company operates concessions in department stores throughout Europe and the Middle East. Many of the Company’s wholesale customers also operate their own e-commerce websites through which they sell the Company’s products.
Segment Results
The tables below present information for net sales, operating income, total assets and depreciation and amortization by segment for the years ended December 31, 2013, 2012 and 2011:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Unallocated Amounts	Consolidated Totals
	(In thousands)
Year ended December 31, 2013
Net sales	$209,214	$22,408	$104,345	$131,471	$—	$467,438
Operating income	$62,485	$2,941	$39,530	$40,936	$(59,529)	$86,363
Total assets	$55,236	$10,624	$14,465	$25,109	$401,053	$506,487
Depreciation and amortization	$6,944	$740	$1,193	$3,489	$1,821	$14,187
Year Ended December 31, 2012
Net sales	$180,291	$17,879	$95,934	$104,447	$—	$398,551
Operating income	$57,208	$964	$36,328	$30,368	$(53,192)	$71,676
Total assets	$40,986	$8,583	$15,769	$15,837	$388,066	$469,241
Depreciation and amortization	$5,889	$940	$832	$2,403	$1,440	$11,504
Year Ended December 31, 2011
Net sales	$143,809	$16,198	$79,036	$90,925	$—	$329,968
Operating income	$44,650	$973	$29,195	$26,037	$(40,422)	$60,433
Total assets	$34,894	$7,578	$12,152	$17,107	$374,610	$446,341
Depreciation and amortization	$5,318	$1,154	$518	$1,890	$1,209	$10,089

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Geographic Area Information
Net sales by major geographic region is based on the location of the customer. Net sales by geographic region for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$309,557	$273,688	$222,281
China	23,103	18,730	15,869
Other International(1)	134,778	106,133	91,818
Total	$467,438	$398,551	$329,968

(1)	Other International consists of numerous countries, none of which represents more than 5% of net sales for any year presented.

Property, plant and equipment, net by country of domicile as of December 31, 2013, 2012 and 2011 were as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$45,479	$33,906	$28,106
China	2,456	3,120	1,990
Germany	4,185	4,179	1,838
Other International(2)	8,751	5,799	4,566
Total	$60,871	$47,004	$36,500

(2)	Other International consists of numerous countries, none of which represents more than 5% of property, plant and equipment, net, for any year presented.

16.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable are comprised primarily of large balances due from a small number of major customers, principally distribution partners in the Asia-Pacific region and large department and specialty luggage stores dispersed throughout the United States. Failure of one of the major customers to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 18.5% of consolidated trade accounts receivable at December 31, 2013 and 2012. These five customers accounted for 10.81%, 11.1% and 11.3% of consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 41.9% and 37.2% of accounts payable at December 31, 2013 and 2012, respectively. These five suppliers accounted for 77.6%, 71.9% and 70.0% of total product purchases for the years ended December 31, 2013, 2012 and 2011, respectively.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

17.	SHARE-BASED COMPENSATION PLANS AND AWARDS
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Due to the limited trading history of the Company’s common stock, the volatility assumptions used were based on the weighted average historical stock prices of a peer group which is representative of the Company’s size and industry. The Company considers estimates for employee termination and the period of time the options are expected to be outstanding for the option term assumption within the valuation model. The risk-free rate for periods within the contractual life of an option are based on the U.S. Treasury yield curve in effect at the time of the grant.
The following table presents the weighted-average assumptions used to estimate the fair value of the options granted during the periods presented:

	December 31, 2013	December 31, 2012
Weighted- average volatility	45.90%	45.90%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Risk-free rate	1.13%	1.14%

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Share-based compensation expense	$2,009	$42	$—
Income tax benefit related to share-based compensation	$736	$18	$—

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A summary of option activity under the 2012 Plan as of December 31, 2013 and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2012	12,466	$18.00
Granted	648,179	$20.81
Exercised	—	—
Forfeited or expired	(17,601)	$20.45
Outstanding - December 31, 2013	643,044	$20.76	9.09	$1,227,766
Options vested and expected to vest as of December 31, 2013	595,706	$20.75	9.09	$1,143,593
Options vested and exercisable as of December 31, 2013	6,354	$18.85	8.54	$23,521

The weighted-average grant-date fair value of options granted during the years 2013 and 2012 was $9.27 and $8.02, respectively. There were no options issued prior to 2012.

A summary of the status of nonvested shares as of December 31, 2013 and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested - December 31, 2012	12,466	$8.02
Granted	648,179	$9.27
Vested	(6,354)	$8.39
Forfeited	(17,601)	$9.09
Nonvested - December 31, 2013	636,690	$9.26

There was $3,457,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2012 Plan as of December 31, 2013. Such cost is expected to be recognized over a weighted-average period of 3.98 years. The total fair value of shares vested during the year ended December 31, 2013 was $53,320. There were no shares vested prior to 2013.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

18. RELATED PARTY TRANSACTIONS
In connection with our IPO, in April 2012 we entered into an amended and restated registration rights agreement with Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited, Officers Nominees Limited, Stockwell Fund, L.P., Brederode International s.à.r.l., HVB Capital Partners AG and certain former stockholders and Jerome Griffith. Jerome Griffith is a party to the agreement only with respect to the piggyback registration rights described below. Pursuant to this registration rights agreement, subject to certain exceptions, holders of a majority of the then registrable common stock collectively have the right to require us to register for public sale under the Securities Act all shares of common stock that it requests be registered. The registration rights agreement limits the requests for registrations pursuant to a fully marketed underwritten offering to three requests per 365-day period, provided that such request covers at least that number of shares with an anticipated gross offering price of $25,000,000. In addition, whenever we propose to file a registration statement under the Securities Act (other than a registration on Form S-4 or Form S-8), we are required to give notice of such registration to all parties to the registration rights agreement that hold registrable securities. Such notified persons have piggyback registration rights providing them the right to have us include their shares of common stock in any such registration, subject to the provisions of the registration rights agreement. All expenses of such registrations (including both demand and piggyback registrations), other than underwriting discounts and commissions incurred in connection with registrations, filings or qualifications, will be paid by us.
Pursuant to the Company’s obligation under the amended and restated registration rights agreement, the Company incurred $634,000 and $477,000 in connection with the November 2012 and April 2013 secondary offerings of the Company’s common stock described in Note 1—Summary of Significant Accounting Policies, respectively.

19. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following tables set forth unaudited selected quarterly financial data for the years ended December 31, 2013 and 2012. In the opinion of management, the following selected quarterly information includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This quarterly data is not necessarily indicative of our operating results for any future period.

	For the Three Months Ended
	March 31, 2013	June 30, 2013	September 29, 2013	December 31, 2013
	(In thousands, except share and per share data)
Net sales	$102,925	$108,189	$108,910	$147,414
Year over year growth %(1)	29%	13%	14%	16%
Gross margin	$58,013	$62,310	$63,992	$84,530
Selling, general and administrative expenses	$40,399	$44,452	$45,466	$52,165
Operating income	$17,614	$17,858	$18,526	$32,365
Net income	$10,535	$11,194	$12,055	$20,775
Basic weighted average common shares outstanding	67,866,667	67,866,667	67,866,667	67,866,667
Diluted weighted average common shares outstanding	67,867,790	67,868,475	67,875,729	67,870,726
Basic earnings per common share	$0.16	$0.16	$0.18	$0.31
Diluted earnings per common share	$0.16	$0.16	$0.18	$0.31

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the Three Months Ended
	March 25, 2012	June 24, 2012	September 23, 2012	December 31, 2012
	(In thousands, except per share data)
Net sales	$80,021	$95,823	$95,860	$126,847
Year over year growth %(1)	21%	22%	22%	19%
Gross margin	$45,405	$54,693	$55,175	$73,186
Selling, general and administrative expenses	$32,129	$42,659	$37,925	$44,070
Operating income	$13,276	$12,034	$17,250	$29,116
Net (loss) income	$2,897	$6,485	$10,464	$16,937
Basic weighted average common shares outstanding(2)	52,536,224	63,838,736	67,866,667	67,866,667
Diluted weighted average common shares outstanding(2)	52,536,224	63,838,825	67,867,667	67,866,991
Basic earnings per common share(2)	$0.06	$0.10	$0.15	$0.25
Diluted earnings per common share(2)	$0.06	$0.10	$0.15	$0.25
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	$6,286	$1,606	$—	$—

(1)	Year-over-year growth % compares net sales for a particular period with net sales for the comparable prior year interim period.

(2)	Gives effect to the 101.200929-for-1 common stock split effected on April 4, 2012 and the 1.037857-for-1 common stock split effective April 19, 2012.