Form 10-Q
period 2014-03-30
Tumi Holdings, Inc.
filed 2014-05-09
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 9, 2014
Common Stock, $0.01 Par Value	67,866,667 shares

TUMI HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Tumi Holdings, Inc.’s (“Tumi”) current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. Tumi generally identifies forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth under the heading “Risk Factors” in Tumi’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014. For example, if general economic conditions and the availability of opportunities in the marketplace that complement our store strategy ultimately differ from those anticipated by management, the actual pace of our future store openings may differ materially from the pace contemplated by a forward-looking statement. Forward-looking statements speak only as of the date on which they are made. Tumi expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,822	$37,613
Accounts receivable, less allowance for doubtful accounts of approximately $479 and $477 at March 30, 2014 and December 31, 2013, respectively	28,549	28,992
Other receivables	3,945	2,914
Inventories, net	83,801	79,969
Prepaid expenses and other current assets	8,700	6,878
Deferred tax assets, current	5,347	5,347
Total current assets	148,164	161,713
Property, plant and equipment, net	65,985	60,871
Deferred tax assets, noncurrent	2,124	2,124
Joint venture investment	2,507	1,960
Goodwill	142,773	142,773
Intangible assets, net	130,605	130,673
Deferred financing costs, net of accumulated amortization of $2,964 and $2,923 at March 30, 2014 and December 31, 2013, respectively	495	536
Other assets	10,892	5,837
Total assets	$503,545	$506,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	March 30, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$33,495	$33,938
Accrued expenses	26,553	32,120
Income taxes payable	4,150	4,680
Total current liabilities	64,198	70,738

Revolving credit facility	2,000	8,000
Other long-term liabilities	9,046	8,556
Deferred tax liabilities	51,195	51,195
Total liabilities	126,439	138,489

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,144,473 shares issued and 67,866,667 shares outstanding as of March 30, 2014 and December 31, 2013	681	681
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of March 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	311,506	310,554
Treasury stock, at cost; 277,806 shares as of March 30, 2014 and December 31, 2013	(4,874)	(4,874)
Retained earnings	69,878	61,725
Accumulated other comprehensive loss	(85)	(88)
Total stockholders’ equity	377,106	367,998
Total liabilities and stockholders’ equity	$503,545	$506,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(unaudited)
Net sales	$108,602	$102,925
Cost of sales	45,519	44,912
Gross margin	63,083	58,013
OPERATING EXPENSES
Selling	8,267	6,369
Marketing	4,355	3,500
Retail operations	26,106	21,576
General and administrative	10,974	8,954
Total operating expenses	49,702	40,399
Operating income	13,381	17,614
OTHER INCOME (EXPENSES)
Interest expense	(129)	(209)
Earnings from joint venture investment	147	455
Foreign exchange losses	(98)	(646)
Other non-operating expenses	(277)	(222)
Total other expenses	(357)	(622)
Income before income taxes	13,024	16,992
Provision for income taxes	4,871	6,457
Net income	$8,153	$10,535
Weighted average common shares outstanding:
Basic	67,866,667	67,866,667
Diluted	67,867,852	67,867,790
Basic earnings per common share	$0.12	$0.16
Diluted earnings per common share	$0.12	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(unaudited)
Net income	$8,153	$10,535
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	3	(269)
Comprehensive income	$8,156	$10,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,153	$10,535
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,920	3,399
Share-based compensation expense	952	587
Amortization of deferred financing costs	41	41
Allowance for doubtful accounts	(2)	10
Earnings from joint venture	(147)	(455)
Loss on disposal of fixed assets	231	102
Other non-cash charges	(387)	616
Changes in operating assets and liabilities
Accounts receivable	(420)	(5,788)
Other receivables	(1,027)	(25)
Inventories	(3,842)	648
Prepaid expenses and other current assets	(1,820)	(903)
Other assets	(5,042)	(626)
Prepaid income taxes	—	384
Accounts payable	(513)	2
Accrued expenses	(5,722)	(7,096)
Income taxes payable	(531)	5,643
Other liabilities	490	(132)
Total adjustments	(13,819)	(3,593)
Net cash (used in) provided by operating activities	(5,666)	6,942
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,117)	(3,889)
Net cash used in investing activities	(8,117)	(3,889)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	$(6,000)	$(12,000)
Net cash used in financing activities	(6,000)	(12,000)
Effect of exchange rate changes on cash	(8)	(24)
Net decrease in cash and cash equivalents	(19,791)	(8,971)
Cash and cash equivalents at beginning of period	37,613	36,737
Cash and cash equivalents at end of period	$17,822	$27,766
Supplemental disclosures of cash flow information:
Noncash investing activity—property, plant and equipment obligations	$8,143	$4,609

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
The Company’s business is seasonal in nature and, as a result, net sales and working capital requirements fluctuate from quarter to quarter. The Company’s fourth quarter is a significant period with regard to the results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. During the fourth quarter, the Company expects inventory levels, along with an increase in accounts payable and accrued expenses, to reach their highest levels in anticipation of the increased net sales.
Registered Secondary Offering of the Company’s Common Stock
In April 2013, the Company completed a secondary offering of common stock sold by certain of the Company’s stockholders.  The selling stockholders, which included certain of the Company’s officers, sold 11,661,000 shares of our common stock in the offering (inclusive of 1,521,000 shares of common stock from the full exercise of the option granted to the underwriters to purchase additional shares from certain of the selling stockholders). The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering expenses incurred by the Company were approximately $477,000, which included legal and accounting costs and various other fees associated with the offering.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.
The condensed consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the full year 2014 or any future period.
Reporting Periods
The reporting periods for the Company’s unaudited interim quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2014 and January 1, 2013 and ended on March 30, 2014 and March 31, 2013, respectively.
Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangibles, allowance for doubtful accounts, adjustments for slow-moving and obsolete inventory, accrued warranties, realization of deferred tax assets, income tax uncertainties, the valuation of share-based compensation and related forfeiture rates and useful lives of assets. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
As of March 30, 2014, the total balances in U.S. bank accounts over the Federal Deposit Insurance Company limit then in effect was approximately $15,666,000. The total balance in international bank accounts at March 30, 2014, which is not covered under the FDIC, was approximately $3,539,000.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and the Company’s variable interest rate credit facility (see Note 9, Credit Facility) were reasonable estimates of their fair value as of March 30, 2014. The Company’s variable interest rate credit facility is classified as Level 2 in the fair value hierarchy.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists.” This amended guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

financial statements and should not be combined with an unrelated deferred tax asset. The new guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The Company adopted the amended guidance effective January 1, 2014 and it did not have a material effect on its condensed consolidated financial statements.

3.	STOCKHOLDERS’ EQUITY
Activity for the three months ended March 30, 2014 in the accounts of Stockholders’ Equity is summarized below:

	Common Stock
	Shares	Par Value	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share data)
Balance as of January 1, 2014	68,144,473	$681	$310,554	$(4,874)	$61,725	$(88)	$367,998
Net income	—	—	—	—	8,153	—	8,153
Share-based compensation		—	952	—	—	—	952
Foreign currency translation adjustment, net of tax	—	—	—	—	—	3	3
Balance as of March 30, 2014	68,144,473	$681	$311,506	$(4,874)	$69,878	$(85)	$377,106

As of March 30, 2014 and December 31, 2013, the Company held 277,806 shares of common stock in treasury.
The balance in accumulated other comprehensive loss consists only of foreign currency translation adjustments, net of tax.

4. INVENTORIES, NET
Inventories, net consist of the following:

	March 30, 2014	December 31, 2013
	(In thousands)
Raw materials	$275	$367
Finished goods	83,526	79,602
Total inventories, net	$83,801	$79,969

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		March 30, 2014	December 31, 2013
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	5,066	5,066
Leasehold and store enhancements	5 to 10 years	88,119	87,917
Furniture, computers and equipment	3 to 5 years	16,385	17,011
Capitalized software	5 years	5,419	5,443
Fixtures, dies and autos	3 to 5 years	17,451	17,196
Construction in progress		10,358	5,926
		143,283	139,044
Less accumulated depreciation and amortization		(77,298)	(78,173)
		$65,985	$60,871

Depreciation and amortization expense on property, plant and equipment was $3,852,000 and $3,331,000 for the three months ended March 30, 2014 and March 31, 2013, respectively,

6.	JOINT VENTURE
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”). The purpose of Tumi Japan is to sell, promote and distribute the Company’s products in Japan. This investment is accounted for under the equity method.
Sales to Itochu were $2,634,000 and $3,500,000 for the three months ended March 30, 2014 and March 31, 2013, respectively. The Company had accounts receivable due from Itochu of $950,000 and $1,069,000 as of March 30, 2014 and December 31, 2013, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The balance of goodwill and the classification by segment has not changed from December 31, 2013. For the three months ended March 30, 2014, there were no changes to intangible assets other than amortization expense recorded of $68,000.

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

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Liability, beginning of period	$7,339	$6,807
Provision for warranties	919	1,069
Warranty claims	(795)	(915)
Liability, end of period	$7,463	$6,961

9.	CREDIT FACILITY

Amended and Restated Credit Facility
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
As of March 30, 2014 and December 31, 2013, the Company had $2,000,000 and $8,000,000 outstanding under the Amended Credit Facility, respectively. As of March 30, 2014 and December 31, 2013, the facility bore interest at the market LIBOR rate of 0.16% and 0.17%, respectively, plus 100 basis points. Letters of credit outstanding at March 30, 2014 and December 31, 2013 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $67,714,000 and $61,714,000, respectively. The fee for the unused portion of the facility was $25,000 and $12,000 for the three months ended March 30, 2014 and March 31, 2013, respectively.
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
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance in all material respects with all such covenants as of March 30, 2014.

10.	COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including proceedings to protect our intellectual property rights. The Company is not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2027, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the three months ended March 30, 2014 and March 31, 2013.
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
Income tax expense in 2014 is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period. The Company’s consolidated effective tax rate in respect of continuing operations was 37.4% and 38.0% for the three months ended March 30, 2014 and March 31, 2013, respectively.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

12.	EARNINGS PER SHARE
The following table summarizes the calculation of basic and diluted earnings per common share for the three months ended March 30, 2014 and March 31, 2013:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands, except share and per share data)
Basic earnings per common share:
Numerator:
Net income	$8,153	$10,535
Denominator:
Basic weighted average common shares outstanding	67,866,667	67,866,667
Basic earnings per common share	$0.12	$0.16

Diluted earnings per common share:
Numerator:
Net income	$8,153	$10,535
Denominator:
Number of shares used in basic calculation	67,866,667	67,866,667
Weighted average dilutive effect of employee stock options	1,185	1,123
Diluted weighted average common shares outstanding	67,867,852	67,867,790
Diluted earnings per common share	$0.12	$0.16

The Company excluded 156,857 and 3,557 weighted average stock options for the three months ended March 30, 2014 and March 31, 2013, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market price of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. The Company included all outstanding weighted average stock options with exercise prices less than the average market price of the common shares in the calculation of the weighted average dilutive effect of employee stock options, but a weighted average of 555,935 and 550,224 of these stock options for the three months ended March 30, 2014 and March 31, 2013, respectively, did not have any impact on the dilutive effect of employee stock options in the preceding table, as they were determined to be antidilutive when the treasury stock method was applied. In addition, as of March 30, 2014, there were 122,208 performance-based restricted stock units that were excluded from the computation of diluted earnings per share because these units have not yet been earned in accordance with the vesting conditions of the plan.

13.	SEGMENT INFORMATION
Segment Results
The Company sells its products globally to consumers through both direct and indirect channels and manages its business through four operating segments: Direct-to-Consumer North America, Direct-to-Consumer International, Indirect-to-Consumer North America and Indirect-to-Consumer International. Although the Company’s products fall into three major categories: travel, business cases and accessories, the Company’s classification of individual product codes into these categories is fluid and dynamic; while the Company collects gross sales data, the Company does not collect financial information to derive net sales (including discounts and allowances) and markdowns by product category in sufficient detail to report such data in its financial statements in the aggregate or by segment.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The table below presents information for net sales, operating income and depreciation and amortization by segment for the three months ended March 30, 2014 and March 31, 2013:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Three Months Ended March 30, 2014
Net sales	$50,047	$4,959	$21,374	$32,222	$—	$108,602
Operating income (loss)	$12,384	$(344)	$8,350	$9,468	$(16,477)	$13,381
Depreciation and amortization	$1,927	$219	$364	$888	$522	$3,920
Three Months Ended March 31, 2013
Net sales	$44,164	$4,274	$21,366	$33,121	$—	$102,925
Operating income (loss)	$11,834	$100	$8,071	$10,454	$(12,845)	$17,614
Depreciation and amortization	$1,647	$251	$234	$837	$430	$3,399

14.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable are comprised primarily of large balances due from a small number of major customers, principally distribution partners in the Asia-Pacific region and large department and specialty luggage stores dispersed throughout the United States. Failure of one of the major customers to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 24.8% and 18.5% of consolidated trade accounts receivable at March 30, 2014 and December 31, 2013, respectively. These five customers accounted for 12.5% and 11.8% of consolidated net sales for the three months ended March 30, 2014 and March 31, 2013, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 51.2% and 41.9% of accounts payable at March 30, 2014 and December 31, 2013, respectively. These five suppliers accounted for 84.3% and 78.8% of total product purchases for the three months ended March 30, 2014 and March 31, 2013, respectively.

15.	SHARE-BASED COMPENSATION PLANS AND AWARDS
2012 Long-Term Incentive Plan
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
The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Share-based compensation expense	$952	$587
Income tax benefit related to share-based compensation	$356	$223
Stock Options
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
The following table presents the weighted-average assumptions used to estimate the fair value of the options granted during the periods presented:

	Three Months Ended
	March 30, 2014	March 31, 2013
Weighted-average volatility	45.02%	45.90%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Risk-free rate	1.77%	1.07%

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of option activity under the 2012 Plan as of March 30, 2014 and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2013	643,044	$20.76
Granted	274,761	$22.95
Exercised	—	—
Forfeited or expired	(1,760)	$20.45
Outstanding - March 30, 2014	916,045	$21.42	9.17	$1,394,347
Options vested and expected to vest as of March 30, 2014	853,219	$21.41	9.17	$1,308,100
Options vested and exercisable as of March 30, 2014	117,840	$20.40	8.74	$289,115

The weighted-average grant-date fair value of options granted during the periods ended March 30, 2014 and March 31, 2013 was $10.31 and $9.10, respectively.

As of March 30, 2014, there was $5,219,000 of total unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted-average period of 3.50 years. The total fair value of options vested during the three months ended March 30, 2014 was $1,015,000.
Performance-Based Restricted Stock Units

In 2014 the Company began granting performance-based restricted stock units (“RSUs”) to key executives, as well as certain of its other employees. Performance-based RSUs are awards denominated in units that are settled in shares of the Company’s common stock upon vesting. The vesting of these units is subject to the employee’s continuing employment and the Company’s achievement of certain performance goals during the applicable vesting period.

A summary of the status of performance-based RSUs as of March 30, 2014 and changes during the three months then ended is presented below:

	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested - December 31, 2013	—	$—
Granted	122,208	$22.95
Vested	—	$—
Forfeited	—	$—
Nonvested - March 30, 2014	122,208	$22.95

As of March 30, 2014, there was $2,431,000 of total unrecognized compensation cost related to nonvested performance-based RSUs. Such cost is expected to be recognized over a weighted-average period of 2.95 years. There were no performance-based RSUs granted prior to 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Tumi Holdings, Inc.’s (together with its subsidiaries, “Tumi”, the “Company”, “we”, “us”, and “our”) condensed consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Cautionary Note Regarding Forward-Looking Statements” for further information regarding forward-looking statements. We generally identify forward-looking statements by words such as“anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014 and elsewhere in this report. We urge you not to place undue reliance on these forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations. Historical results are not necessarily indicative of the results expected for any future period.
The reporting periods for our unaudited quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth fiscal quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2014 and January 1, 2013 and ended on March 30, 2014 and March 31, 2013, respectively.
Executive Overview
We are a leading, growing, global, premium lifestyle brand whose products offer superior quality, durability and innovative design. We offer a comprehensive line of travel and business products and accessories in multiple categories. We design our products for, and market our products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status of Tumi products. We sell our products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. We have approximately 1,900 points of distribution in over 75 countries, and our global distribution network is enhanced by the use of our three logistics facilities located in the United States, Europe and Asia. We design our products in our U.S. design studios and selectively collaborate with well-known, international industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean.
We have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales have grown from $102.9 million in the three months ended March 31, 2013 to $108.6 million in the three months ended March 30, 2014. This increase in net sales resulted primarily from an increase in the number of company-owned stores, positive overall comparable store sales from existing stores and continuous growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have also recently increased our focus on our women’s line and on our online presence.
In recent years, the travel products industry has seen a trend in consumer preferences towards lighter weight luggage and travel accessories, as well as merchandise that makes mobile computing and communication more convenient. In light of these trends, we have developed products that fulfill those identified needs, such as our Vapor and Tegra-Lite lines, as well as a variety of mobile electronic accessories designed for frequent travelers. We have seen an increase in the relative percentage of our net sales derived from our accessories line and our premium product line and a decrease in the relative percentage of our new sales derived from our core product line in recent years.
We believe there is a significant opportunity to continue to expand our store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestigious street venues. We had 1 new company-owned store opening, as well as 1 store closing, in the three months ended March 30, 2014. We expect to open 18 to 22 company-owned stores in North America and Western Europe in each of 2014 and 2015, with the majority being full-price stores, while also expanding our online presence.

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
Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base. We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestigious street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations. We have opened 59 company-owned stores since January 1, 2009 (3 stores in 2009, 8 stores in 2010, 11 stores in 2011, 19 stores in 2012, 17 stores in 2013 and 1 store in the three months ended March 30, 2014), bringing our total to 130 company-owned stores as of March 30, 2014. We currently expect to open 18 to 22 company-owned stores in each of 2014 and 2015, and expect that the majority will be located in North America and that several will be located in Western Europe. While we may be unable to successfully open new company-owned stores according to plan, we have identified approximately 200 potential sites for new company-owned stores and believe we have a market opportunity to more than triple our current number of company-owned retail and outlet stores over the long term.

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

•
Expand our e-business. Our e-commerce business consists of our websites and our wholesale sales to third-party e-commerce websites. This online presence is an extension of our brand and points of distribution, serving both as an informational resource and a complementary sales channel for our consumers. We expect net sales from this channel to continue to grow as consumers become more aware of our e-commerce capabilities and we continue to expand our online transactional presence into new markets. In addition, we believe that our previously announced migration to an insourced model will improve our websites’ functionality and efficiency in the future.

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
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is defined as net income plus interest expense, provision for income taxes, depreciation and amortization, loss on disposal of fixed assets and other specified non-cash charges. Adjusted EBITDA is not a measure of operating income or operating performance presented in accordance with US GAAP.
Adjusted EBITDA is an important supplemental measure of our internal reporting, including for our board of directors and management, and is a key measure we use to evaluate profitability and operating performance. Historically, our incentive compensation plan has been based on the attainment of certain adjusted EBITDA objectives. Additionally, adjusted EBITDA, when viewed in conjunction with our condensed consolidated financial statements, provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operating performance and facilitates comparisons with other companies. We use this metric in conjunction with US GAAP operating performance measures as part of our overall assessment of our performance. US GAAP measures of performance remain our primary means of assessing our overall financial results.
Undue reliance should not be placed on this measure as our only measure of operating performance. Adjusted EBITDA has limitations as an analytical tool. When assessing our operating performance, investors should not consider adjusted EBITDA in isolation or as a substitute for net income.
Adjusted EBITDA decreased by approximately $3.2 million, or 15%, to $17.7 million for the three months ended March 30, 2014 from $20.9 million for the three months ended March 31, 2013. This decrease was primarily due to an increase in operating expenses, which reflects an increase in our investment in marketing and the incremental personnel and professional services investment required to support the transition of our web stores to an insourced model, as well as higher retail operations expenses related to the cost of new store openings in 2014 and the wrap effect (expenses for opened stores for which there were limited or no expenses in the comparable prior period) of stores opened in the last three quarters of 2013.

A reconciliation of net income to adjusted EBITDA is presented below:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Net income	$8,153	$10,535
Interest expense	129	209
Provision for income taxes	4,871	6,457
Depreciation and amortization	3,920	3,399
Loss on disposal of fixed assets	231	102
Other	416	192
Adjusted EBITDA	$17,720	$20,894

Average net sales per square foot is calculated using net sales for the last twelve months for all stores opened for the full twelve months. Average net sales per square foot decreased by approximately $33, or 3%, to $1,055 as of March 30, 2014 from $1,088 as of December 31, 2013. This decrease was primarily due to the effect of the relocation of certain highly productive stores and their related exclusion from the square footage base, as well as the addition of several large but less mature stores to the square footage base during the first quarter of 2014.

Results of Operations
The following tables set forth condensed consolidated operating results and other operating data for the periods indicated:
Operating results

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Net sales	$108,602	$102,925
Cost of sales	45,519	44,912
Gross margin	63,083	58,013
OPERATING EXPENSES
Selling	8,267	6,369
Marketing	4,355	3,500
Retail operations	26,106	21,576
General and administrative	10,974	8,954
Total operating expenses	49,702	40,399
Operating income	13,381	17,614
OTHER INCOME (EXPENSES)
Interest expense	(129)	(209)
Earnings from joint venture investment	147	455
Foreign exchange losses	(98)	(646)
Other non-operating expenses	(277)	(222)
Total other expenses	(357)	(622)
Income before income taxes	13,024	16,992
Provision for income taxes	4,871	6,457
Net income	$8,153	$10,535

Percentage of net sales

	Three Months Ended
	March 30, 2014	March 31, 2013
Net sales	100%	100%
Cost of sales	42%	44%
Gross margin	58%	56%
OPERATING EXPENSES
Selling	8%	6%
Marketing	4%	3%
Retail operations	24%	21%
General and administrative	10%	9%
Total operating expenses	46%	39%
Operating income	12%	17%
OTHER INCOME (EXPENSES)
Interest expense	—%	—%
Earnings from joint venture investment	—%	—%
Foreign exchange losses	—%	(1)%
Other non-operating expenses	—%	—%
Total other expenses	—%	(1)%
Income before income taxes	12%	16%
Provision for income taxes	4%	6%
Net income	8%	10%
___________________________________________________
*The percentages in the table may not foot due to rounding.

The following table summarizes the number of company-owned stores open at the beginning and end of the three months ended March 30, 2014:

Three Months Ended
March 30, 2014
Number of stores open at beginning of period	130
Stores opened	1
Stores closed	(1)
Number of stores open at end of period	130

Three months ended March 30, 2014 compared with the three months ended March 31, 2013
Net Sales
The following table presents net sales by operating segment for the three months ended March 30, 2014 compared with the three months ended March 31, 2013:

	Three Months Ended March 30, 2014	Three Months Ended March 31, 2013	% Change
	(In thousands)
Direct-to-Consumer North America	$50,047	$44,164	13%
Direct-to-Consumer International	4,959	4,274	16%
Indirect-to-Consumer North America	21,374	21,366	<1%
Indirect-to-Consumer International	32,222	33,121	(3)%
Total	$108,602	$102,925	6%

Net sales increased $5.7 million, or 6%, to $108.6 million for the three months ended March 30, 2014 from $102.9 million for the three months ended March 31, 2013. Net sales increased across all of our operating segments for the three months ended March 30, 2014 as compared with the three months ended March 31, 2013, except for Indirect-to-Consumer International, which reported a slight decrease in sales during the quarter. Net sales increased due principally to an increase in volume resulting from new store openings, positive overall comparable store sales from existing stores, continued growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce and continued consumer acceptance of our lighter weight product and new product introductions. During the first quarter of 2014, we re-launched our Alpha Travel Collection (Alpha 2) and introduced seasonal colors which received positive consumer acceptance. Store traffic patterns have remained stable during the quarter. While there were no significant price increases on existing products in the first quarter of 2014, we did raise price points on Alpha 2. The effect on first quarter net sales was immaterial. Partially offsetting these positive factors were a reduction of wholesale orders in the Asia Pacific Region as well as weaker wholesale sales in North America. In addition, the Company made the strategic decision to reduce promotional activity. We believe that the inclement weather in the first quarter in certain North American markets and the timing of the Easter holiday also had a negative effect on sales. There was 1 new company-owned store opening, 2 store relocations, 2 store renovations and 1 store closure during the three months ended March 30, 2014. New stores opened since the first quarter of 2013 contributed to approximately 60% of the overall sales growth from the three months ended March 31, 2013 to the three months ended March 30, 2014.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 13% increase for the three months ended March 30, 2014 as compared with the three months ended March 31, 2013. Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2012 will not impact the comparable store comparison until January 1, 2014. Additionally, temporary store closings, store expansions and store relocations are excluded from the comparable store base, under most circumstances. North America full-price comparable store sales increased less than 1%, North America outlet comparable store sales increased 7% and our North America e-commerce sales increased 12%. Overall, including our e-commerce website, North America comparable store sales increased 4% for the period. Of the new stores opened since the first quarter of 2013, 13 were in the North America segment and contributed to approximately 55% of the net sales growth in the Direct-to-Consumer North America segment from the three months ended March 31, 2013 to the three months ended March 30, 2014.
Net sales attributable to the Direct-to-Consumer International segment experienced a 16% increase for the three months ended March 30, 2014 as compared with the three months ended March 31, 2013, with international full-price comparable store sales up 7% (3% in Euros) and outlet comparable store sales up 19% (15% in Euros). Our international e-commerce sales were up 91% (84% in Euros). Overall, including our e-commerce websites, our international comparable store sales were up 20% (15% in Euros) for the period. Of the new stores opened since the first quarter of 2013, 1 was in Western Europe and contributed to approximately 31% of the Direct-to-Consumer International net sales growth from the three months ended March 31, 2013 to the three months ended March 30, 2014.
Overall, including e-commerce, comparable store sales for all Direct-to-Consumer channels increased 5% globally for the three months ended March 30, 2014 as compared with the three months ended March 31, 2013.
Net sales attributable to the Indirect-to-Consumer North America segment increased less than 1% for the three months ended March 30, 2014 as compared with the three months ended March 31, 2013. This was due in part to our strategic decision to shorten promotion periods in the first quarter of 2014, as well as a significant reduction in off price sales during the quarter. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites as well as the aforementioned enthusiasm around our lightweight products and additions to our collections.
Net sales attributable to the Indirect-to-Consumer International segment decreased 3% for the three months ended March 30, 2014 as compared with the three months ended March 31, 2013. This was primarily due to a slowdown in sell-in rates to our Asia Pacific region during the first quarter of 2014, which was driven by inventory re-balancing by certain customers in the APAC region. This was partially offset by strong growth and expansion of distribution in the Europe, Middle East and Africa region, as well as growing consumer acceptance of the brand internationally.
Operating income
The following table presents operating income (loss) by operating segment for the three months ended March 30, 2014 as compared with the three months ended March 31, 2013:

	Three Months Ended March 30, 2014	Three Months Ended March 31, 2013	% Change
	(In thousands)
Direct-to-Consumer North America	$12,384	$11,834	5%
Direct-to-Consumer International	(344)	100	*NM
Indirect-to-Consumer North America	8,350	8,071	3%
Indirect-to-Consumer International	9,468	10,454	(9)%
Non-allocated corporate expenses	(16,477)	(12,845)	(28)%
Total	$13,381	$17,614	(24)%
______________
*Not meaningful.

Operating income decreased $4.2 million, or 24%, to $13.4 million for the three months ended March 30, 2014 from $17.6 million for the three months ended March 31, 2013. Our operating segments have benefited from continued growth, principally volume related, store openings in the Direct-to-Consumer segments, and distribution expansion in the Indirect-to-Consumer segments. However, our higher operating expenses reflect an increase in our investment in marketing and the incremental investment required to support the transition of our web stores to an insourced model, which we expect to improve functionality and efficiency. We are also continuing to invest in the Company’s logistics capabilities, design resources, product management, IT infrastructure and human resource base. For example, we invested in our logistics capabilities in Western Europe by moving to an expanded warehouse facility to serve our growing business in the EMEA region, while continuing to operate our existing warehouse in transition. We have added several designers and product management personnel to help support our existing product lines and to aid in the development of our expanded product line. We have also increased our investment in our after sales service capabilities. In addition, operating expenses have increased due to higher retail operations expenses related to the cost of new store openings in 2014 and the wrap effect (expenses for opened stores for which there were limited or no expenses in the comparable prior period) of stores opened in the last three quarters of 2013. Historically, company-owned store operating margins generally strengthen after their first year of operation.
Operating margin was 12% for the three months ended March 30, 2014 as compared with 17% for the three months ended March 31, 2013, as the previously mentioned investments in marketing and our insourced webstores expected to open later this year, as well as retail operations expense for new stores and the wrap effect of stores opened in the last three quarters of 2013, offset our fixed cost leverage. Additionally, we incurred pre-opening expenses for our new flagship store on Regent Street in London, expected to open in the second quarter of 2014. In the first quarter of 2013, the company incurred approximately $0.5 million in operating expenses in conjunction with the secondary common stock offering completed in April 2013. Excluding this one-time expense, operating income would have been $18.1 million, and operating income margin would have been 18% in the first quarter of 2013.
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

Other income and expenses
Other expenses, net decreased $0.2 million to $0.4 million for the three months ended March 30, 2014 from $0.6 million for the three months ended March 31, 2013, due principally to lower foreign exchange losses in the quarter.
Income tax expense
Provision for income taxes decreased $1.6 million, or 25%, to $4.9 million in the three months ended March 30, 2014 from $6.5 million in the three months ended March 31, 2013, due principally to lower income before taxes.
Net income
Net income decreased $2.4 million to $8.2 million for the three months ended March 30, 2014 from $10.5 million for the three months ended March 31, 2013. This decrease was due largely to the aforementioned higher operating expenses which reflect an increase in our investment in marketing and the incremental personnel and professional services investment required to support the transition of our web stores to an insourced model, as well as higher retail operations expenses related to the cost of new store openings in 2014 and the wrap effect of stores opened in the last three quarters of 2013.
Basic and diluted weighted average shares outstanding for both of the three month periods ended March 30, 2014 and March 31, 2013 were unchanged at 67.9 million shares. Basic and diluted EPS was $0.12 per common share for the three months ended March 30, 2014 versus $0.16 per common share for the three months ended March 31, 2013.
Seasonality
Our business is seasonal in nature and, as a result, our net sales and working capital requirements fluctuate from quarter to quarter. Our fourth quarter is a significant period for our results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. We expect inventory levels, along with an increase in accounts payable and accrued expenses, to reach their highest levels in anticipation of the increased net sales during this period. In 2013, fourth quarter net sales represented approximately 32% of our total annual net sales. Operating income in the same period represented 37% of our total annual operating income.

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
Cash and cash equivalents
As of March 30, 2014, we had cash and cash equivalents of $17.8 million. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.
Cash flows from operating activities
Cash flows from operating activities consisted primarily of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation expense and other non-cash charges. Our cash flows from operations are largely dependent on sales to consumers and wholesale customers, which are in turn dependent on consumer confidence, store traffic, conversion, business travel and general economic conditions. We believe we have the ability to conserve liquidity when economic conditions become less favorable through any number of strategies including curtailment of store expansion plans and cutting discretionary spending.
Cash flows used for operations was $5.7 million during the three months ended March 30, 2014, compared to generating $6.9 million during the three months ended March 31, 2013. The principal reasons for this decrease was the reduction in net income, an increase in other assets, mainly for a deposit for one of our stores expected to open in the second quarter of 2014, and prepayments for our estimated income taxes.
Investing activities
Cash flows used for investing activities consisted of capital expenditures for store expansion plans, store renovations, store openings, store relocations, information technology infrastructure, distribution infrastructure and product tooling costs.
Cash used for capital expenditures was $8.1 million and $3.9 million for the three months ended March 30, 2014 and March 31, 2013, respectively. The increase was due principally to the investment in our insourced web platform and retail store construction for stores expected to open in the second quarter of 2014.
Financing activities
Cash used in financing activities was $6.0 million for the three months ended March 30, 2014 compared to $12.0 million for the three months ended March 31, 2013. The decrease was mainly attributable to lower repayments of bank debt during the first quarter of 2014, as the remaining balance is significantly lower. The balance is expected to be paid in full in the upcoming quarter.
Amended and restated credit facility
On April 4, 2012, Tumi, Inc. and Tumi Stores, Inc., the Borrowers, entered into the Amended Credit Facility, with Wells Fargo as lender and collateral agent.
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
As of March 30, 2014 and December 31, 2013, we had $2,000,000 and $8,000,000 outstanding under the Amended Credit Facility, respectively. As of March 30, 2014 and December 31, 2013, the facility bore interest at the market LIBOR rate of 0.16% and 0.17%, respectively, plus 100 basis points. Letters of credit outstanding at March 30, 2014 and December 31, 2013 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $67,714,000 and $61,714,000, respectively. The fee for the unused portion of the facility was $25,000 and $12,000 for the three months ended March 30, 2014 and March 31, 2013, respectively.
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
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and

(b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Borrowers were in compliance in all material respects with all such covenants as of March 30, 2014.
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
The foregoing summaries of certain provisions of the Amended Credit Facility do not purport to be complete and are qualified in their entirety by reference to the full text of the Amended Credit Facility, which is incorporated by reference as exhibit 10.3b to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.

Contractual Obligations
There have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, except for the balance of the revolving credit facility, which has decreased from $8.0 million as of December 31, 2013 to $2.0 million as of March 30, 2014, solely due to our payments on the revolving credit facility during the three months ended March 30, 2014.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no material changes to the description of our critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on February 28, 2014.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists.” This amended guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The new guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The Company adopted the amended guidance effective January 1, 2014 and it did not have a material effect on its condensed consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.

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
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including proceedings to protect our intellectual property rights. The Company is not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.

ITEM 6.	EXHIBITS
The list of exhibits is set forth under “Exhibit Index” at the end of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of May.

TUMI HOLDINGS, INC.

/s/ Michael J. Mardy
Michael J. Mardy
Chief Financial Officer, Executive Vice President and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document