Form 10-Q
period 2014-06-29
Tumi Holdings, Inc.
filed 2014-08-08
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 8, 2014
Common Stock, $0.01 Par Value	67,866,667 shares

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 29, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,159	$37,613
Accounts receivable, less allowance for doubtful accounts of approximately $489 and $477 at June 29, 2014 and December 31, 2013, respectively	30,754	28,992
Other receivables	4,296	2,914
Inventories, net	91,925	79,969
Prepaid expenses and other current assets	8,481	6,878
Prepaid income taxes	2,313	—
Deferred tax assets, current	5,347	5,347
Total current assets	167,275	161,713
Property, plant and equipment, net	68,812	60,871
Deferred tax assets, noncurrent	2,124	2,124
Joint venture investment	2,100	1,960
Goodwill	142,773	142,773
Intangible assets, net	130,536	130,673
Deferred financing costs, net of accumulated amortization of $3,005 and $2,923 at June 29, 2014 and December 31, 2013, respectively	454	536
Other assets	10,537	5,837
Total assets	$524,611	$506,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	June 29, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$43,714	$33,938
Accrued expenses	29,280	32,120
Income taxes payable	—	4,680
Total current liabilities	72,994	70,738

Revolving credit facility	—	8,000
Other long-term liabilities	10,190	8,556
Deferred tax liabilities	51,195	51,195
Total liabilities	134,379	138,489

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,144,473 shares issued and 67,866,667 shares outstanding as of June 29, 2014 and December 31, 2013	681	681
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of June 29, 2014 and December 31, 2013	—	—
Additional paid-in capital	312,177	310,554
Treasury stock, at cost; 277,806 shares as of June 29, 2014 and December 31, 2013	(4,874)	(4,874)
Retained earnings	82,097	61,725
Accumulated other comprehensive income (loss)	151	(88)
Total stockholders’ equity	390,232	367,998
Total liabilities and stockholders’ equity	$524,611	$506,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(unaudited)
Net sales	$124,582	$108,189	$233,184	$211,114
Cost of sales	52,480	45,879	97,999	90,791
Gross margin	72,102	62,310	135,185	120,323
OPERATING EXPENSES
Selling	8,569	7,237	16,836	13,606
Marketing	4,548	3,528	8,903	7,028
Retail operations	28,432	24,467	54,538	46,043
General and administrative	10,697	9,220	21,671	18,174
Total operating expenses	52,246	44,452	101,948	84,851
Operating income	19,856	17,858	33,237	35,472
OTHER INCOME (EXPENSES)
Interest expense	(113)	(199)	(242)	(408)
Earnings from joint venture investment	7	32	154	487
Foreign exchange gains (losses)	(253)	12	(351)	(634)
Other non-operating income (expenses)	205	16	(72)	(206)
Total other expenses	(154)	(139)	(511)	(761)
Income before income taxes	19,702	17,719	32,726	34,711
Provision for income taxes	7,483	6,525	12,354	12,982
Net income	$12,219	$11,194	$20,372	$21,729
Weighted average common shares outstanding:
Basic	67,866,667	67,866,667	67,866,667	67,866,667
Diluted	67,872,947	67,868,475	67,870,428	67,868,134
Basic earnings per common share	$0.18	$0.16	$0.30	$0.32
Diluted earnings per common share	$0.18	$0.16	$0.30	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(unaudited)
Net income	$12,219	$11,194	$20,372	$21,729
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax	236	86	239	(183)
Comprehensive income	$12,455	$11,280	$20,611	$21,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 29, 2014	June 30, 2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,372	$21,729
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,157	6,864
Share-based compensation expense	1,623	1,104
Amortization of deferred financing costs	82	82
Allowance for doubtful accounts	(12)	127
Earnings from joint venture	(154)	(487)
Loss on disposal of fixed assets	566	141
Other non-cash charges	593	417
Changes in operating assets and liabilities
Accounts receivable	(1,809)	(6,308)
Other receivables	(1,396)	143
Inventories	(12,042)	(9,990)
Prepaid expenses and other current assets	(1,613)	(2,448)
Other assets	(4,762)	(1,316)
Prepaid income taxes	—	(1,543)
Accounts payable	9,784	14,816
Accrued expenses	(2,799)	(1,956)
Income taxes payable	(6,993)	6
Other liabilities	1,640	205
Total adjustments	(9,135)	(143)
Net cash provided by operating activities	11,237	21,586
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,629)	(10,641)
Net cash used in investing activities	(16,629)	(10,641)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Six Months Ended
	June 29, 2014	June 30, 2013
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	$(8,000)	$(22,000)
Net cash used in financing activities	(8,000)	(22,000)
Effect of exchange rate changes on cash	(62)	(38)
Net decrease in cash and cash equivalents	(13,454)	(11,093)
Cash and cash equivalents at beginning of period	37,613	36,737
Cash and cash equivalents at end of period	$24,159	$25,644

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
The Company’s business is seasonal in nature and, as a result, net sales and working capital requirements fluctuate from quarter to quarter. The Company’s fourth quarter is a significant period with regard to the results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. During the fourth quarter, the Company expects inventory levels, accounts payable and accrued expenses to increase commensurate with net sales.
Registered Secondary Offering of the Company’s Common Stock
In April 2013, the Company completed a secondary offering of common stock sold by certain of the Company’s stockholders.  The selling stockholders, which included the funds managed by, or affiliated with, Doughty Hanson & Co. Managers Limited (collectively, “Doughty Hanson”), Griffith Investment Management Company, LLC (of which Jerome S. Griffith is a Manager) and Michael J. Mardy, sold 11,661,000 shares of our common stock in the offering (inclusive of 1,521,000 shares of common stock from the full exercise of the option granted to the underwriters to purchase additional shares from certain of the selling stockholders). The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering expenses incurred by the Company were approximately $477,000, which included legal and accounting costs and various other fees associated with the offering.
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
Reporting Periods
The reporting periods for the Company’s unaudited interim quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on March 31, 2014 and April 1, 2013 and ended on June 29, 2014 and June 30, 2013, respectively. The six-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2014 and 2013 and ended on June 29, 2014 and June 30, 2013, respectively.

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
Reclassification
Certain prior period amounts have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents
As of June 29, 2014, the total balance in U.S. bank accounts over the Federal Deposit Insurance Company limit then in effect was approximately $21,054,000. The total balance in international bank accounts at June 29, 2014, which is not covered under the FDIC, was approximately $3,610,000.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable were reasonable estimates of their fair value as of June 29, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718)”. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing share-based compensation plans, but does not expect the impact to be material.

3.	STOCKHOLDERS’ EQUITY
Activity for the six months ended June 29, 2014 in the accounts of Stockholders’ Equity is summarized below:

	Common Stock
	Shares	Par Value	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance as of January 1, 2014	68,144,473	$681	$310,554	$(4,874)	$61,725	$(88)	$367,998
Net income	—	—	—	—	20,372	—	20,372
Share-based compensation		—	1,623	—	—	—	1,623
Foreign currency translation adjustment, net of tax	—	—	—	—	—	239	239
Balance as of June 29, 2014	68,144,473	$681	$312,177	$(4,874)	$82,097	$151	$390,232

As of June 29, 2014 and December 31, 2013, the Company held 277,806 shares of common stock in treasury.
The balance in accumulated other comprehensive income (loss) consists only of foreign currency translation adjustments, net of tax.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

4. INVENTORIES, NET
Inventories, net consist of the following:

	June 29, 2014	December 31, 2013
	(In thousands)
Raw materials	$222	$367
Finished goods	91,703	79,602
Total inventories, net	$91,925	$79,969

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		June 29, 2014	December 31, 2013
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	5,066	5,066
Leasehold and store enhancements	1 to 10 years	94,618	87,917
Furniture, computers and equipment	3 to 5 years	17,432	17,011
Capitalized software	5 years	5,488	5,443
Fixtures, dies and autos	3 to 5 years	18,280	17,196
Construction in progress		7,741	5,926
		149,110	139,044
Less accumulated depreciation and amortization		(80,298)	(78,173)
		$68,812	$60,871

Depreciation and amortization expense on property, plant and equipment was $4,168,000 and $8,020,000 for the three and six months ended June 29, 2014, respectively, and $3,396,000 and $6,727,000 for the three and six months ended June 30, 2013, respectively.

6.	JOINT VENTURE
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”). The purpose of Tumi Japan is to sell, promote and distribute the Company’s products in Japan. This investment is accounted for under the equity method.
Sales to Itochu were $4,600,000 and $7,234,000 for the three and six months ended June 29, 2014, respectively, and $2,947,000 and $6,447,000 for the three and six months ended June 30, 2013, respectively. The Company had accounts receivable due from Itochu of $1,581,000 and $1,069,000 as of June 29, 2014 and December 31, 2013, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The balance of goodwill and the classification by segment has not changed from December 31, 2013. For the three and six months ended June 29, 2014, there were no changes to intangible assets other than amortization expense recorded of $69,000 and $137,000, respectively.

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

	Six Months Ended
	June 29, 2014	June 30, 2013
	(In thousands)
Liability, beginning of period	$7,339	$6,807
Provision for warranties	1,837	1,699
Warranty claims	(1,590)	(1,422)
Liability, end of period	$7,586	$7,084

9.	CREDIT FACILITY

Amended and Restated Credit Facility
On April 4, 2012, Tumi, Inc. and Tumi Stores, Inc., each a direct or indirect wholly-owned subsidiary of the Company (the “Borrowers”), entered into an amended and restated credit facility (the “Amended Credit Facility”), with Wells Fargo Bank National Association (“Wells Fargo”) as lender and collateral agent.
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
As of June 29, 2014 the Company had no balance outstanding under the Amended Credit Facility and $8,000,000 outstanding as of December 31, 2013. As of December 31, 2013, the balance outstanding on the facility bore interest at the market LIBOR rate of 0.17% plus 100 basis points. Letters of credit outstanding at June 29, 2014 and December 31, 2013 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $69,714,000 and $61,714,000, respectively. The fee for the unused portion of the facility was $26,000 and $51,000 for the three and six months ended June 29, 2014, respectively, and $16,000 and $28,000 for the three and six months ended June 30, 2013, respectively.
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
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance in all material respects with all such covenants as of June 29, 2014.

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
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2027, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the three and six months ended June 29, 2014 and June 30, 2013, respectively.
Web Service Provider Agreement
Pursuant to the Company’s agreement with its current web services provider, the Company served an early termination notice to said provider in the second quarter of 2013 and accrued a $1,500,000 (pre-tax) early termination fee pursuant to the terms of this agreement. This amount was paid in December 2013. The original agreement was scheduled to expire on December 31, 2015. The Company intends to transition its web stores to a more insourced model during 2014. The Company will continue using its current provider’s services until such time.

11.	INCOME TAXES
Income tax expense in 2014 is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period. The Company’s consolidated effective tax rate in respect of continuing operations was 38.0% and 37.7% for the three and six months ended June 29, 2014 and 36.8% and 37.4% for the three and six months ended June 30, 2013, respectively. The change in the effective tax rate was largely driven by the change in apportionment percentages for state purposes during the period ended June 29, 2014.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

12.	EARNINGS PER SHARE
The following table summarizes the calculation of basic and diluted earnings per common share for the three and six months ended June 29, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands, except share and per share data)
Basic earnings per common share:
Numerator:
Net income	$12,219	$11,194	$20,372	$21,729
Denominator:
Basic weighted average common shares outstanding	67,866,667	67,866,667	67,866,667	67,866,667
Basic earnings per common share	$0.18	$0.16	$0.30	$0.32

Diluted earnings per common share:
Numerator:
Net income	$12,219	$11,194	$20,372	$21,729
Denominator:
Number of shares used in basic calculation	67,866,667	67,866,667	67,866,667	67,866,667
Weighted average dilutive effect of employee stock options and restricted stock units	6,280	1,808	3,761	1,467
Diluted weighted average common shares outstanding	67,872,947	67,868,475	67,870,428	67,868,134
Diluted earnings per common share	$0.18	$0.16	$0.30	$0.32

The Company excluded 896,723 and 803,159 weighted average stock options for the three and six months ended June 29, 2014, respectively and 4,397 and 2,211 for the three and six months ended June 30, 2013, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market price of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. The Company included all outstanding weighted average stock options with exercise prices less than the average market price of the common shares in the calculation of the weighted average dilutive effect of employee stock options, but a weighted average of 5,299 of these stock options for both the three and six months ended June 29, 2014 and 571,042 and 570,971 for the three and six months ended June 30, 2013, respectively, did not have any impact on the dilutive effect of employee stock options in the preceding table, as they were determined to be antidilutive when the treasury stock method was applied. In addition, as of June 29, 2014, there were 128,884 performance-based restricted stock units that were excluded from the computation of diluted earnings per share because these units have not yet been earned in accordance with the vesting conditions of the plan. No service-based restricted stock units were excluded from the computation of diluted earnings per share for the three and six months ended June 29, 2014, as none were antidilutive. There were no performance-based or service-based restricted stock units issued prior to 2014.

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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The table below presents information for net sales, operating income and depreciation and amortization by segment for the three and six months ended June 29, 2014 and June 30, 2013:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Three Months Ended June 29, 2014
Net sales	$57,354	$6,350	$26,710	$34,168	$—	$124,582
Operating income (loss)	$16,229	$220	$9,967	$9,725	$(16,285)	$19,856
Depreciation and amortization	$1,983	$389	$364	$942	$559	$4,237
Three Months Ended June 30, 2013
Net sales	$48,186	$5,067	$24,171	$30,765	$—	$108,189
Operating income (loss)	$14,515	$538	$8,762	$9,488	$(15,445)	$17,858
Depreciation and amortization	$1,674	$255	$284	$856	$396	$3,465
Six Months Ended June 29, 2014
Net sales	$107,401	$11,309	$48,084	$66,390	$—	$233,184
Operating income (loss)	$28,613	$(124)	$18,317	$19,193	$(32,762)	$33,237
Depreciation and amortization	$3,910	$608	$728	$1,830	$1,081	$8,157
Six Months Ended June 30, 2013
Net sales	$92,350	$9,341	$45,537	$63,886	$—	$211,114
Operating income (loss)	$26,349	$638	$16,833	$19,942	$(28,290)	$35,472
Depreciation and amortization	$3,321	$506	$518	$1,693	$826	$6,864

14.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable are comprised primarily of large balances due from a small number of major customers, principally distribution partners in the Asia-Pacific region and large department and specialty luggage stores dispersed throughout the United States. Failure of one of the major customers to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 23.2% and 18.5% of consolidated trade accounts receivable at June 29, 2014 and December 31, 2013, respectively. These five customers accounted for 12.8% and 12.5% of consolidated net sales for the three and six months ended June 29, 2014, respectively, and 10.5% and 10.8% for the three and six months ended June 30, 2013, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 51.7% and 41.9% of accounts payable at June 29, 2014 and December 31, 2013, respectively. These five suppliers accounted for 70.8% and 76.5% of total product purchases for the three and six months ended June 29, 2014, respectively, and 72.4% and 75.3% for the three and six months ended June 30, 2013, respectively.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

15.	SHARE-BASED COMPENSATION PLANS AND AWARDS
2012 Long-Term Incentive Plan
The Company adopted the 2012 Long-Term Incentive Plan (the “2012 Plan”) effective April 18, 2012, which has a term of 10 years. The Company’s compensation committee will generally designate those individuals eligible to participate in the 2012 Plan. Subject to adjustment in the event of a merger, recapitalization, stock split, reorganization or similar transaction, 6,786,667 shares, or the share limit, are reserved for issuance in connection with awards granted under the 2012 Plan. Any unexercised, unconverted or undistributed portion of any award that is not paid in connection with the settlement of an award or is forfeited without the issuance of shares shall again be available for grant under the 2012 Plan. Options and stock appreciation rights under the 2012 Plan have a maximum term of 10 years.
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
The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Share-based compensation expense	$671	$517	$1,623	$1,104
Income tax benefit related to share-based compensation	$255	$190	$613	$413
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
The following table presents the weighted-average assumptions used to estimate the fair value of the options granted during the periods presented:

	Six Months Ended
	June 29, 2014	June 30, 2013
Weighted-average volatility	44.88%	45.90%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Risk-free rate	1.79%	1.06%

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of option activity under the 2012 Plan as of June 29, 2014 and changes during the six months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2013	643,044	$20.76
Granted	313,101	$22.41
Exercised	—	$—
Forfeited or expired	(4,400)	$20.45
Outstanding - June 29, 2014	951,745	$21.31	8.96	$232,946
Options vested and expected to vest as of June 29, 2014	898,669	$21.30	8.96	$219,755
Options vested and exercisable as of June 29, 2014	125,506	$20.43	8.48	$45,639

The weighted-average grant-date fair value of options granted during the six months ended June 29, 2014 and June 30, 2013 was $10.06 and $9.13, respectively.

As of June 29, 2014, there was $5,169,000 of total unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted-average period of 3.23 years. The total fair value of options vested during the six months ended June 29, 2014 was $1,086,000.
Performance-Based Restricted Stock Units

In 2014 the Company began granting performance-based restricted stock units (“RSUs”) to key executives, as well as certain of its other employees. Performance-based RSUs are awards denominated in units that are settled in shares of the Company’s common stock upon vesting. The vesting of these units is subject to the employee’s continuing employment and the Company’s achievement of certain performance goals during the applicable vesting period. The fair value of performance-based RSUs is based on the fair value of the Company’s common stock on the date of grant. Expense for performance-based RSUs is recognized over the employees’ requisite service period when the attainment of the performance goal is deemed probable.

A summary of the status of performance-based RSUs as of June 29, 2014 and changes during the six months then ended is presented below:

	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested - December 31, 2013	—	$—
Granted	128,884	$22.73
Vested	—	$—
Forfeited	—	$—
Nonvested - June 29, 2014	128,884	$22.73

As of June 29, 2014, there was $2,357,000 of total unrecognized compensation cost related to nonvested performance-based RSUs. Such cost is expected to be recognized over a weighted-average period of 2.95 years. There were no performance-based RSUs granted prior to 2014.

Service-Based Restricted Stock Units

In 2014 the Company began granting service-based RSUs to certain non-employee directors. These service-based RSUs generally vest over a one-year period, subject to the director’s continuing service. The fair value of service-based RSUs is based on the fair value of the Company’s common stock on the date of grant.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of the status of service-based RSUs as of June 29, 2014 and changes during the six months then ended is presented below:

	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested - December 31, 2013	—	$—
Granted	10,680	$18.72
Vested	—	$—
Forfeited	—	$—
Nonvested - June 29, 2014	10,680	$18.72

As of June 29, 2014, there was $191,000 of total unrecognized compensation cost related to nonvested service-based RSUs. Such cost is expected to be recognized over a weighted-average period of 0.88 years. There were no service-based RSUs granted prior to 2014.

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
The reporting periods for our unaudited quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth fiscal quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on March 31, 2014 and April 1, 2013 and ended on June 29, 2014 and June 30, 2013, respectively. The six-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2014 and 2013 and ended on June 29, 2014 and June 30, 2013, respectively.
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
We have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales have grown from $108.2 million and $211.1 million in the three and six months ended June 30, 2013, respectively, to $124.6 million and $233.2 million in the three and six months ended June 29, 2014, respectively. This increase in net sales resulted primarily from an increase in the number of company-owned stores, positive overall comparable store sales from existing stores and continuous growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have also increased our focus on our women’s line and on our online presence.
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
We believe there is a significant opportunity to continue to expand our store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestigious street venues. We had 5 and 6 new company-owned store openings, offset by 1 and 2 store closings, in the three and six months ended June 29, 2014, respectively. We expect to open 20 to 25 company-owned stores in North America and Western Europe in 2014, with the majority being full-price stores, while also expanding our online presence.
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
We generally expect the return of our initial investment in a new company-owned store to occur in less than two and a half years. We also believe we can increase our average net sales per square foot by continuing to improve store efficiency and increase our overall net sales by capitalizing on our flexible distribution model. For example, in 2010, we converted certain company-owned stores in the Asia-Pacific region into wholesale distribution points in order to improve our operational effectiveness and profitability in that market. In particular, this enabled us to incentivize our local distributors to accelerate store development in a manner that would optimize net sales. We will continue to look for ways to improve our capital efficiency in both current and new markets in the future.
Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base. We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestigious street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations. We have opened 64 company-owned stores since January 1, 2009 (3 stores in 2009, 8 stores in 2010, 11 stores in 2011, 19 stores in 2012, 17 stores in 2013 and 6 stores in the six months ended June 29, 2014), bringing our total to 134 company-owned stores as of June 29, 2014. We currently expect to open 20 to 25 company-owned stores in 2014, and expect that the majority will be located in North America and that several will be located in Western Europe. While we may be unable to successfully open new company-owned stores according to plan, we have identified approximately 200 potential sites for new company-owned stores and believe we have a market opportunity to more than triple our current number of company-owned retail and outlet stores over the long term.

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

•
Expand our e-business. Our e-commerce business consists of our websites and our wholesale sales to third-party e-commerce websites. This online presence is an extension of our brand and points of distribution, serving both as an informational resource and a complementary sales channel for our consumers. We expect net sales from this channel to continue to grow as consumers become more aware of our e-commerce capabilities and we continue to expand our online transactional presence into new markets. In addition, we believe that our previously announced migration to a more insourced model will improve our websites’ functionality and efficiency in the future.

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
Adjusted EBITDA remained consistent at $42.5 million for the six months ended June 29, 2014 and June 30, 2013, respectively.

A reconciliation of net income to adjusted EBITDA is presented below:

	Six Months Ended
	June 29, 2014	June 30, 2013
	(In thousands)
Net income	$20,372	$21,729
Interest expense	242	408
Provision for income taxes	12,354	12,982
Depreciation and amortization	8,157	6,864
Loss on disposal of fixed assets	566	141
Other	835	404
Adjusted EBITDA	$42,526	$42,528

Average net sales per square foot is calculated using net sales for the last twelve months for all stores open for the full twelve months. Average net sales per square foot decreased by approximately $14, or 1%, to $1,074 as of June 29, 2014 from $1,088 as of December 31, 2013. This decrease was primarily due to the effect of the relocation of certain highly productive stores and their related exclusion from the square footage base, as well as the addition of several large but less mature stores to the square footage base during the first half of 2014.

Results of Operations
The following tables set forth condensed consolidated operating results and other operating data for the periods indicated:
Operating results

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Net sales	$124,582	$108,189	$233,184	$211,114
Cost of sales	52,480	45,879	97,999	90,791
Gross margin	72,102	62,310	135,185	120,323
OPERATING EXPENSES
Selling	8,569	7,237	16,836	13,606
Marketing	4,548	3,528	8,903	7,028
Retail operations	28,432	24,467	54,538	46,043
General and administrative	10,697	9,220	21,671	18,174
Total operating expenses	52,246	44,452	101,948	84,851
Operating income	19,856	17,858	33,237	35,472
OTHER INCOME (EXPENSES)
Interest expense	(113)	(199)	(242)	(408)
Earnings from joint venture investment	7	32	154	487
Foreign exchange gains (losses)	(253)	12	(351)	(634)
Other non-operating income (expenses)	205	16	(72)	(206)
Total other expenses	(154)	(139)	(511)	(761)
Income before income taxes	19,702	17,719	32,726	34,711
Provision for income taxes	7,483	6,525	12,354	12,982
Net income	$12,219	$11,194	$20,372	$21,729

Percentage of Net Sales*

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	100%	100%	100%	100%
Cost of sales	42%	42%	42%	43%
Gross margin	58%	58%	58%	57%
OPERATING EXPENSES
Selling	7%	7%	7%	6%
Marketing	4%	3%	4%	3%
Retail operations	23%	23%	23%	22%
General and administrative	9%	8%	9%	9%
Total operating expenses	42%	41%	44%	40%
Operating income	16%	17%	14%	17%
OTHER INCOME (EXPENSES)
Interest expense	—%	—%	—%	—%
Earnings from joint venture investment	—%	—%	—%	—%
Foreign exchange losses	—%	—%	—%	—%
Other non-operating expenses	—%	—%	—%	—%
Total other expenses	—%	—%	—%	—%
Income before income taxes	16%	17%	14%	17%
Provision for income taxes	6%	7%	5%	7%
Net income	10%	10%	9%	10%
___________________________________________________
*The percentages in the table may not foot due to rounding.

The following table summarizes the number of company-owned stores open at the beginning and end of the six months ended June 29, 2014:

Six Months Ended
June 29, 2014
Number of stores open at beginning of period	130
Stores opened	6
Stores closed	(2)
Number of stores open at end of period	134

Three months ended June 29, 2014 compared with the three months ended June 30, 2013
Net Sales
The following table presents net sales by operating segment for the three months ended June 29, 2014 compared with the three months ended June 30, 2013:

	Three Months Ended June 29, 2014	Three Months Ended June 30, 2013	% Change
	(In thousands)
Direct-to-Consumer North America	$57,354	$48,186	19%
Direct-to-Consumer International	6,350	5,067	25%
Indirect-to-Consumer North America	26,710	24,171	11%
Indirect-to-Consumer International	34,168	30,765	11%
Total	$124,582	$108,189	15%

Net sales increased $16.4 million, or 15%, to $124.6 million for the three months ended June 29, 2014 from $108.2 million for the three months ended June 30, 2013. Net sales increased across all of our operating segments for the three months ended June 29, 2014 as compared with the three months ended June 30, 2013. The increase in net sales was due principally to an increase in volume resulting from new store openings, positive overall comparable store sales from existing stores, and continued growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce. There were no significant new product collections launched in the second quarter of 2014, although there remains consumer enthusiasm surrounding our lightweight travel product category, as well as our re-launched Alpha Travel Collection (Alpha 2). Overall, store traffic patterns improved during the quarter, most noticeably in our outlet stores. There were no significant price increases during the quarter. Additionally, there were 5 new company-owned store openings, 3 store renovations and 1 store closure during the three months ended June 29, 2014. New stores opened since the first half of 2013 contributed to approximately 29% of the overall sales growth from the three months ended June 30, 2013 to the three months ended June 29, 2014.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 19% increase for the three months ended June 29, 2014 as compared with the three months ended June 30, 2013. Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2012 will not impact the comparable store comparison until January 1, 2014. Additionally, temporary store closings, store expansions and store relocations are excluded from the comparable store base, under most circumstances. North America full-price comparable store sales increased 3%, North America outlet comparable store sales increased 19% and our North America e-commerce sales increased 39%. Overall, including our e-commerce website, North America comparable store sales increased 12% for the period. Of the new stores opened since the second quarter of 2013, 15 were in the North America segment and contributed to approximately 46% of the net sales growth in the Direct-to-Consumer North America segment from the three months ended June 30, 2013 to the three months ended June 29, 2014.
Net sales attributable to the Direct-to-Consumer International segment experienced a 25% increase for the three months ended June 29, 2014 as compared with the three months ended June 30, 2013, with international full-price comparable store sales up 2% (down 3% in Euros) and outlet comparable store sales up 37% (31% in Euros). Our international e-commerce sales increased 6% (1% in Euros). Overall, including our e-commerce websites, our international comparable store sales increased 18% (12% in Euros) for the period. Of the new stores opened since the second quarter of 2013, 2 were in Western Europe and contributed to approximately 39% of the Direct-to-Consumer International net sales growth from the three months ended June 30, 2013 to the three months ended June 29, 2014.
Overall, including e-commerce, comparable store sales for all Direct-to-Consumer channels increased 13% globally for the three months ended June 29, 2014 as compared with the three months ended June 30, 2013.
Net sales attributable to the Indirect-to-Consumer North America segment increased 11% for the three months ended June 29, 2014 as compared with the three months ended June 30, 2013. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites and improved sales in our Canadian business, as well as the aforementioned enthusiasm around our lightweight products and additions to our collections.
Net sales attributable to the Indirect-to-Consumer International segment increased 11% for the three months ended June 29, 2014 as compared with the three months ended June 30, 2013. This was primarily due to a return to historic sales levels in the Asia-Pacific region from a reduced level in the first quarter and strong performance in the Central and South

America region, partially offset by a temporary slow-down in sales growth in the Europe, Middle East and Africa region, which was temporarily impacted by our transition to an expanded warehouse in Western Europe.
Operating income
The following table presents operating income (loss) by segment for the three months ended June 29, 2014 as compared with the three months ended June 30, 2013:

	Three Months Ended June 29, 2014	Three Months Ended June 30, 2013	% Change
	(In thousands)
Direct-to-Consumer North America	$16,229	$14,515	12%
Direct-to-Consumer International	220	538	(59)%
Indirect-to-Consumer North America	9,967	8,762	14%
Indirect-to-Consumer International	9,725	9,488	2%
Non-allocated corporate expenses	(16,285)	(15,445)	(5)%
Total	$19,856	$17,858	11%

Operating income increased $2.0 million, or 11%, to $19.9 million for the three months ended June 29, 2014 from $17.9 million for the three months ended June 30, 2013. Overall, our operating income has benefited from continued volume-related growth, store openings in the Direct-to-Consumer segments, and distribution expansion in the Indirect-to-Consumer segments. We are continuing to invest in the Company’s logistics capabilities, design resources, product management, IT infrastructure and human resource base.

Operating income attributable to the Direct-to-Consumer North America segment experienced a 12% increase for the three months ended June 29, 2014 as compared with the three months ended June 30, 2013. This was primarily due to growth in our comparable stores, particularly outlet stores, and growth from stores opened since the second quarter of 2013, partially offset by new store expenses as well as renovations in the second quarter of 2014. Historically, company-owned store operating margins generally strengthen after their first year of operation. In addition, the incremental investment of approximately $0.7 million required to support the transition of our web stores to a more insourced model, which we expect to improve functionality and efficiency, had a negative effect on operating margin in the three months ended June 29, 2014.

Operating income attributable to the Direct-to-Consumer International segment experienced a 59% decrease for the three months ended June 29, 2014 as compared with the three months ended June 30, 2013. This decrease was principally related to the pre-opening expenses and start-up costs for our new flagship store on Regent Street in London, which opened in the second quarter of 2014.

Operating income attributable to the Indirect-to-Consumer North America segment experienced a 14% increase for the three months ended June 29, 2014 as compared with the three months ended June 30, 2013. This was primarily due to continued sales growth in this segment, particularly impacted by strong sales through our wholesale customers’ e-commerce websites.

Operating income attributable to the Indirect-to-Consumer International segment experienced a 2% increase for the three months ended June 29, 2014 as compared with the three months ended June 30, 2013. This increase was primarily due to an increase in gross margin dollars, partially offset by additional marketing expenses of approximately $0.8 million in the segment.
Non-allocated corporate expenses represent expenses not attributable to a particular operating segment, and consist of core corporate expenses such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs. As we expand our business, we believe general and administrative expenses will increase in dollar amount in future periods, although we expect to leverage these expenses against sales as the business grows. Non-allocated corporate expenses increased 5% for the three months ended June 29, 2014 as compared with the three months ended June 30, 2013. We have added several designers, creative talent and product management personnel to help support our existing product lines and to aid in the development of our expanded product line. These aforementioned investments resulted in approximately $0.6 million of additional cost in the three months ended June 29, 2014. We have also increased our investment in marketing by approximately $0.3 million and our after sales service capabilities by approximately $0.2 million.

Operating margin was 16% for the three months ended June 29, 2014 compared to 17% for the three months ended June 30, 2013. The previously mentioned investments in marketing, our human resource base and our insourced webstores expected to open later this year, as well as retail operations expense for new stores and the wrap effect (expenses for stores for which there were little or no expenses in the comparable prior period) of stores opened in the last half of 2013, offset some of our fixed cost leverage.
During the three months ended June 30, 2013, we accrued a $1.5 million termination fee associated with the termination of a contract with our website e-services provider in order to move to a more insourced model. Excluding this one-time expense, operating income would have been $19.4 million and operating income margin would have been 18% for the three months ended June 30, 2013.
Other income and expenses
Other expenses, net increased less than $0.1 million to $0.2 million for the three months ended June 29, 2014 from $0.1 million for the three months ended June 30, 2013. This was mainly driven by foreign exchange losses in the quarter.
Income tax expense
Provision for income taxes increased $1.0 million, or 15%, to $7.5 million in the three months ended June 29, 2014 from $6.5 million in the three months ended June 30, 2013, due principally to higher income before taxes, as well as a higher effective tax rate for the quarter ended June 29, 2014. The change in the effective tax rate was largely driven by the change in apportionment percentages for state purposes.
Net income
Net income increased $1.0 million to $12.2 million for the three months ended June 29, 2014 from $11.2 million for the three months ended June 30, 2013. This increase was due mainly to the increase in net sales and gross margin dollars, partially offset by the aforementioned higher operating expenses which reflect an increase in our investment in marketing and the incremental personnel and professional services investment required to support the transition of our web stores to a more insourced model, as well as higher retail operations expenses related to new stores opened in 2014 and the wrap effect of stores opened in the last half of 2013.
Basic and diluted weighted average shares outstanding for both of the three month periods ended June 29, 2014 and June 30, 2013 were unchanged at 67.9 million shares. Basic and diluted EPS was $0.18 per common share for the three months ended June 29, 2014 versus $0.16 per common share for the three months ended June 30, 2013.
In addition, adjusting for the aforementioned one-time expense for the three months ended June 30, 2013 ($1.5 million termination fee, or $0.9 million after tax), net income in the second quarter of 2014 would have increased $0.1 million, or 1%, to $12.2 million from $12.1 million in the second quarter of 2013. Basic and diluted EPS adjusted for the aforementioned one-time cost would have been $0.18 per common share for the three months ended June 30, 2013.

Six months ended June 29, 2014 compared with the six months ended June 30, 2013
Net Sales
The following table presents net sales by operating segment for the six months ended June 29, 2014 compared with the six months ended June 30, 2013:

	Six Months Ended June 29, 2014	Six Months Ended June 30, 2013	% Change
	(In thousands)
Direct-to-Consumer North America	$107,401	$92,350	16%
Direct-to-Consumer International	11,309	9,341	21%
Indirect-to-Consumer North America	48,084	45,537	6%
Indirect-to-Consumer International	66,390	63,886	4%
Total	$233,184	$211,114	10%

Net sales increased $22.1 million, or 10%, to $233.2 million for the six months ended June 29, 2014 from $211.1 million for the six months ended June 30, 2013. Net sales increased across all of our operating segments for the six months ended June 29, 2014 as compared with the six months ended June 30, 2013. Net sales increased due principally to an increase in volume resulting from new store openings, positive overall comparable store sales from existing stores, continued growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce and continued consumer acceptance of our lighter weight product and new product introductions. During the first quarter of 2014, we successfully re-launched our Alpha Travel Collection (Alpha 2) and introduced seasonal colors which continue to receive positive consumer acceptance. Overall, store traffic patterns improved slightly during the first half of the year. While there were no significant price increases on existing products during the period, we did raise price points on Alpha 2. The effect on net sales was immaterial. As previously disclosed, weaker than expected first quarter wholesale sales in Asia and North America had a moderating effect on these positive factors. We believe that the inclement weather in the first quarter in certain North American markets also had a negative effect on sales. In addition, the Company made the strategic decision to reduce promotional activity. There were 6 new company-owned store openings, 2 store relocations, 5 store renovations and 2 store closures during the six months ended June 29, 2014. New stores opened since the second quarter of 2013 contributed to approximately 36% of the overall sales growth from the six months ended June 30, 2013 to the six months ended June 29, 2014.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 16% increase for the six months ended June 29, 2014 as compared with the six months ended June 30, 2013. North America full-price comparable store sales increased 1%, North America outlet comparable store sales increased 13% and our North America e-commerce sales increased 32%. Overall, including our e-commerce website, North America comparable store sales increased 9% for the period. Of the new stores opened since the second quarter of 2013, 15 were in the North America segment and contributed to approximately 49% of the net sales growth in the Direct-to-Consumer North America segment from the six months ended June 30, 2013 to the six months ended June 29, 2014.
Net sales attributable to the Direct-to-Consumer International segment experienced a 21% increase for the six months ended June 29, 2014 as compared with the six months ended June 30, 2013, with international full-price comparable store sales up 4% (down less than 1% in Euros) and outlet comparable store sales up 29% (24% in Euros). Our international e-commerce sales were up 49% (43% in Euros). Overall, including our e-commerce websites, our international comparable store sales were up 19% (14% in Euros) for the period. Of the new stores opened since the second quarter of 2013, 2 were in Western Europe and contributed to approximately 26% of the Direct-to-Consumer International net sales growth from the six months ended June 30, 2013 to the six months ended June 29, 2014.
Overall, including e-commerce, comparable store sales for all Direct-to-Consumer channels increased 10% globally for the six months ended June 29, 2014 as compared with the six months ended June 30, 2013.
Net sales attributable to the Indirect-to-Consumer North America segment increased 6% for the six months ended June 29, 2014 as compared with the six months ended June 30, 2013. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites and improved sales in our Canadian business, as well as the aforementioned enthusiasm around our lightweight products and additions to our collections. This increase was partially offset by a decline in sales to our specialty stores.
Net sales attributable to the Indirect-to-Consumer International segment increased 4% for the six months ended June 29, 2014 as compared with the six months ended June 30, 2013. This was primarily due to a rebound in sales in the Asia-Pacific region during the second quarter of 2014, after inventory re-balancing by certain customers during the first quarter reduced our sell-in rates.
Operating income
The following table presents operating income (loss) by segment for the six months ended June 29, 2014 as compared with the six months ended June 30, 2013:

	Six Months Ended June 29, 2014	Six Months Ended June 30, 2013	% Change
	(In thousands)
Direct-to-Consumer North America	$28,613	$26,349	9%
Direct-to-Consumer International	(124)	638	*NM
Indirect-to-Consumer North America	18,317	16,833	9%
Indirect-to-Consumer International	19,193	19,942	(4)%
Non-allocated corporate expenses	(32,762)	(28,290)	(16)%
Total	$33,237	$35,472	(6)%
_____________
*Not meaningful.

Operating income decreased $2.2 million, or 6%, to $33.2 million for the six months ended June 29, 2014 from $35.5 million for the six months ended June 30, 2013. Notwithstanding this, overall, our operating income has benefited from continued volume related growth, store openings in the Direct-to-Consumer segments, and distribution expansion in the Indirect-to-Consumer segments. We are continuing to invest in the Company’s logistics capabilities, design resources, product management, IT infrastructure and human resource base.

Operating income attributable to the Direct-to-Consumer North America segment experienced a 9% increase for the six months ended June 29, 2014 as compared with the six months ended June 30, 2013. This was primarily due to growth in our comparable stores, particularly outlet stores, and growth from stores opened since the second quarter of 2013, partially offset by new store expenses as well as renovations in 2014. Historically, company-owned store operating margins generally strengthen after their first year of operation. In addition, the incremental investment of approximately $1.1 million required to support the transition of our web stores to a more insourced model, which we expect to improve functionality and efficiency, had a negative effect on operating income in the six months ended June 29, 2014.

Operating income attributable to the Direct-to-Consumer International segment experienced a decrease for the six months ended June 29, 2014 as compared with the six months ended June 30, 2013. This decrease was principally related to the pre-opening expenses and start-up costs for our new flagship store on Regent Street in London, which opened in the second quarter of 2014.

Operating income attributable to the Indirect-to-Consumer North America segment experienced a 9% increase for the six months ended June 29, 2014 as compared with the six months ended June 30, 2013. This was primarily due to continued sales growth in this segment, particularly impacted by strong sales through our wholesale customers’ e-commerce websites.

Operating income attributable to the Indirect-to-Consumer International segment experienced a 4% decrease for the six months ended June 29, 2014 as compared with the six months ended June 30, 2013. In our Indirect-to-Consumer International segment, operating income was impacted by additional marketing expenses of approximately $1.0 million and additional investment in our human resource base of approximately $0.4 million.
Non-allocated corporate expenses increased 16% for the six months ended June 29, 2014 as compared with the six months ended June 30, 2013. This increase was primarily due to the addition of several designers, creative talent and product management personnel to help support our existing product lines and to aid in the development of our expanded product line. These aforementioned investments resulted in approximately $1.2 million of additional cost in the the six months ended June 29, 2014. We have also increased our investment in marketing by approximately $1.0 million and our after sales service capabilities by approximately $0.5 million. In addition, we invested in our logistics capabilities in Western Europe by moving to an expanded warehouse facility to serve our growing business in the Europe, Middle East and Africa region, while continuing to operate our existing warehouse in transition, which resulted in incremental costs of approximately $0.2 million during the six months ended June 29, 2014.
Operating margin was 14% for the six months ended June 29, 2014, compared to 17% for the six months ended June 30, 2013, as the previously mentioned investments in marketing and our insourced webstores expected to open later this year, as well as retail operations expense for new stores and the wrap effect of stores opened in the last half of 2013, offset some of our fixed cost leverage. During the six months ended June 30, 2013, we incurred $0.5 million of offering costs associated with the secondary offering completed in April 2013 and the aforementioned $1.5 million termination fee to our website e-services provider in order to move to a more insourced model. Excluding the aforementioned termination fee and offering costs from the six months ended June 30, 2013, operating income would have been $37.4 million and operating margin would have been 18% for the first half of 2013.
Other income and expenses
Other expenses, net decreased $0.3 million to $0.5 million for the six months ended June 29, 2014 from $0.8 million for the six months ended June 30, 2013, due principally to a decrease in earnings from our joint venture offset by a decrease in foreign exchange losses.
Income tax expense
Provision for income taxes decreased $0.6 million, or 5%, to $12.4 million in the six months ended June 29, 2014 from $13.0 million in the six months ended June 30, 2013, due principally to lower income before taxes.

Net income
Net income decreased $1.4 million to $20.4 million for the six months ended June 29, 2014 from $21.7 million for the six months ended June 30, 2013. This decrease was due largely to the aforementioned higher operating expenses which reflect an increase in our investment in marketing and the incremental personnel and professional services investment required to support the transition of our web stores to a more insourced model, as well as higher retail operations expenses related to new stores opened in 2014 and the wrap effect of stores opened in the last half of 2013.
Basic and diluted weighted average shares outstanding for both of the six month periods ended June 29, 2014 and June 30, 2013 were unchanged at 67.9 million shares. Basic and diluted EPS was $0.30 per common share for the six months ended June 29, 2014 versus $0.32 per common share for the six months ended June 30, 2013.
In addition, adjusting for the aforementioned one-time expenses for the six months ended June 30, 2013 ($1.5 million termination fee, or $0.9 million after tax, and $0.5 million offering costs, or $0.3 million after tax), net income in the first six months of 2014 would have decreased $2.6 million, or 11%. Basic and diluted EPS adjusted for the aforementioned one-time costs would have been $0.34 per common share for the six months ended June 30, 2013.
Seasonality
Our business is seasonal in nature and, as a result, our net sales and working capital requirements fluctuate from quarter to quarter. Our fourth quarter is a significant period for our results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. During the fourth quarter, the Company expects inventory levels, accounts payable and accrued expenses to increase commensurate with net sales. In 2013, fourth quarter net sales represented approximately 32% of our total annual net sales. Operating income in the same period represented 37% of our total annual operating income.

Liquidity and Capital Resources
Historically, our primary source of liquidity has been cash flows from operations. Our long-term credit facility has not historically been used to finance our capital requirements. The previous balance outstanding represented remaining refinanced acquisition indebtedness originally incurred when Doughty Hanson and certain members of management at that time acquired the Company in 2004, although we have from time to time drawn down on our revolving line of credit as short-term liquidity needs arise. During the six months ended June 29, 2014, the Company paid the remaining balance outstanding on the Amended and Restated Credit Facility. We use our cash flows from operations to fund our store development activities.
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
Cash and cash equivalents
As of June 29, 2014, we had cash and cash equivalents of $24.2 million. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.
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
We generated cash flows from operations of $11.2 million during the six months ended June 29, 2014, compared to $21.6 million during the six months ended June 30, 2013. The principal reasons for this decrease was the reduction in net income and prepayments for our estimated income taxes.

Investing activities
Cash flows used for investing activities consisted of capital expenditures for store expansion plans, store renovations, store openings, store relocations, information technology infrastructure, distribution infrastructure and product tooling costs.
Cash used for capital expenditures was $16.6 million and $10.6 million for the six months ended June 29, 2014 and June 30, 2013, respectively. The increase was due principally to the investment in our insourced web platform and retail store construction for stores opened in the first half of 2014 as well as retail stores expected to open in the third quarter of 2014.
Financing activities
Cash used in financing activities was $8.0 million for the six months ended June 29, 2014 compared to $22.0 million for the six months ended June 30, 2013. The decrease was mainly attributable to lower repayments of bank debt during the first half of 2014, during which the balance outstanding was paid in full.
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
As of June 29, 2014 the Company had no balance outstanding under the Amended Credit Facility and $8,000,000 outstanding as of December 31, 2013. As of December 31, 2013, the balance oustanding on the facility bore interest at the market LIBOR rate of 0.17% plus 100 basis points. Letters of credit outstanding at June 29, 2014 and December 31, 2013 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $69,714,000 and $61,714,000, respectively. The fee for the unused portion of the facility was $26,000 and $51,000 for the three and six months ended June 29, 2014, respectively, and $16,000 and $28,000 for the three and six months ended June 30, 2013, respectively.
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
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Borrowers were in compliance in all material respects with all such covenants as of June 29, 2014.

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

Contractual Obligations
There have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, except for the balance of the revolving credit facility, which decreased $8.0 million since December 31, 2013, as it was paid in full during the six months ended June 29, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718)”. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing share-based compensation plans, but does not expect the impact to be material.

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
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUMI HOLDINGS, INC.

August 8, 2014	/s/ Michael J. Mardy
Date	Michael J. Mardy
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of restricted stock unit agreement for time-based awards
10.2	Director Compensation Plan
10.3	Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of restricted stock unit agreement for Directors
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document