Form 10-Q
period 2014-09-28
Tumi Holdings, Inc.
filed 2014-11-07
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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
(908) 756-4400
(Registrant’s telephone number, including area code)
______________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 7, 2014
Common Stock, $0.01 Par Value	67,868,867 shares

TUMI HOLDINGS, INC.

		Page

	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of September 28, 2014 (unaudited) and December 31, 2013	2

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 28, 2014 (unaudited) and September 29, 2013 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 28, 2014 (unaudited) and September 29, 2013 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2014 (unaudited) and September 29, 2013 (unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4.	Controls and Procedures	33

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	34

ITEM 1A.	Risk Factors	34

ITEM 6.	Exhibits	34

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 28, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,034	$37,613
Accounts receivable, less allowance for doubtful accounts of approximately $515 and $477 at September 28, 2014 and December 31, 2013, respectively	31,428	28,992
Other receivables	5,084	2,914
Inventories, net	105,673	79,969
Prepaid expenses and other current assets	5,057	6,878
Prepaid income taxes	2,534	—
Deferred tax assets, current	5,347	5,347
Total current assets	180,157	161,713
Property, plant and equipment, net	73,864	60,871
Deferred tax assets, noncurrent	2,124	2,124
Joint venture investment	2,346	1,960
Goodwill	142,773	142,773
Intangible assets, net	130,468	130,673
Deferred financing costs, net of accumulated amortization of $3,046 and $2,923 at September 28, 2014 and December 31, 2013, respectively	413	536
Other assets	11,165	5,837
Total assets	$543,310	$506,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	September 28, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$47,494	$33,938
Accrued expenses	30,980	32,120
Income taxes payable	—	4,680
Total current liabilities	78,474	70,738

Revolving credit facility	—	8,000
Other long-term liabilities	10,993	8,556
Deferred tax liabilities	51,195	51,195
Total liabilities	140,662	138,489

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,146,673 shares issued and 67,868,867 shares outstanding as of September 28, 2014; 68,144,473 shares issued and 67,866,667 shares outstanding as of December 31, 2013	681	681
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of September 28, 2014 and December 31, 2013	—	—
Additional paid-in capital	313,458	310,554
Treasury stock, at cost; 277,806 shares as of September 28, 2014 and December 31, 2013	(4,874)	(4,874)
Retained earnings	96,014	61,725
Accumulated other comprehensive loss	(2,631)	(88)
Total stockholders’ equity	402,648	367,998
Total liabilities and stockholders’ equity	$543,310	$506,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(unaudited)
Net sales	$130,195	$108,910	$363,379	$320,024
Cost of sales	53,888	44,918	151,887	135,709
Gross margin	76,307	63,992	211,492	184,315
OPERATING EXPENSES
Selling	9,515	7,304	26,351	20,910
Marketing	3,643	4,431	12,546	11,459
Retail operations	29,051	24,498	83,589	70,541
General and administrative	10,831	9,233	32,502	27,407
Total operating expenses	53,040	45,466	154,988	130,317
Operating income	23,267	18,526	56,504	53,998
OTHER INCOME (EXPENSES)
Interest expense	(117)	(162)	(359)	(570)
Earnings from joint venture investment	153	100	307	587
Foreign exchange gains (losses)	(154)	831	(505)	197
Other non-operating income (expenses)	34	(38)	(38)	(244)
Total other income (expenses)	(84)	731	(595)	(30)
Income before income taxes	23,183	19,257	55,909	53,968
Provision for income taxes	9,266	7,202	21,620	20,184
Net income	$13,917	$12,055	$34,289	$33,784
Weighted average common shares outstanding:
Basic	67,867,852	67,866,667	67,867,065	67,866,667
Diluted	67,876,522	67,875,729	67,872,474	67,870,675
Basic earnings per common share	$0.21	$0.18	$0.51	$0.50
Diluted earnings per common share	$0.21	$0.18	$0.51	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(unaudited)
Net income	$13,917	$12,055	$34,289	$33,784
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of tax	(2,782)	468	(2,543)	285
Comprehensive income	$11,135	$12,523	$31,746	$34,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,289	$33,784
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,711	10,499
Share-based compensation expense	2,859	1,645
Amortization of deferred financing costs	123	123
Allowance for doubtful accounts	(38)	172
Earnings from joint venture	(307)	(587)
Loss on disposal of fixed assets	885	226
Other non-cash charges	988	(155)
Changes in operating assets and liabilities
Accounts receivable	(3,036)	(5,380)
Other receivables	(2,349)	(189)
Inventories	(26,645)	(27,019)
Prepaid expenses and other current assets	1,724	(1,558)
Other assets	(6,050)	(1,069)
Prepaid income taxes	(2,534)	384
Accounts payable	13,630	17,858
Accrued expenses	(764)	(587)
Income taxes payable	(4,684)	432
Other liabilities	2,500	1,192
Total adjustments	(10,987)	(4,013)
Net cash provided by operating activities	23,302	29,771
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27,374)	(17,096)
Net cash used in investing activities	(27,374)	(17,096)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	$(8,000)	$(29,000)
Options exercised	45	—
Net cash used in financing activities	(7,955)	(29,000)
Effect of exchange rate changes on cash	(552)	55
Net decrease in cash and cash equivalents	(12,579)	(16,270)
Cash and cash equivalents at beginning of period	37,613	36,737
Cash and cash equivalents at end of period	$25,034	$20,467

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
Registered Secondary Offering of the Company’s Common Stock
In April 2013, the Company completed a secondary offering of common stock sold by certain of the Company’s stockholders.  The selling stockholders, which included funds managed by, or affiliated with, Doughty Hanson & Co. Managers Limited (collectively, “Doughty Hanson”), Griffith Investment Management Company, LLC (of which Jerome S. Griffith is a Manager) and Michael J. Mardy, sold 11,661,000 shares of our common stock in the offering (inclusive of 1,521,000 shares of common stock from the full exercise of the option granted to the underwriters to purchase additional shares from certain of the selling stockholders). The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering expenses incurred by the Company were approximately $477,000, which included legal and accounting costs and various other fees associated with the offering.
In September 2014, the Company completed a secondary offering of common stock sold by certain of the Company’s stockholders.  The selling stockholders, comprised of funds managed by, or affiliated with, Doughty Hanson sold 8,000,000 shares of our common stock in the offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering expenses incurred by the Company were approximately $196,000, which included legal and accounting costs and various other fees associated with the offering.
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
Reporting Periods
The reporting periods for the Company’s unaudited interim quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

condensed consolidated financial statements included herein commenced on June 30, 2014 and July 1, 2013 and ended on September 28, 2014 and September 29, 2013, respectively. The nine-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2014 and 2013 and ended on September 28, 2014 and September 29, 2013, respectively.
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
Cash and Cash Equivalents
As of September 28, 2014, the total balance in U.S. bank accounts over the Federal Deposit Insurance Company limit then in effect was approximately $19,895,000. The total balance in international bank accounts at September 28, 2014, which is not covered under the FDIC, was approximately $4,804,000.
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable were reasonable estimates of their fair value as of September 28, 2014.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists.” This amended guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carry forward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The new guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The Company adopted the amended guidance effective January 1, 2014 and it did not have a material effect on its condensed consolidated financial statements.

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

3.	STOCKHOLDERS’ EQUITY
Activity for the nine months ended September 28, 2014 in the accounts of Stockholders’ Equity is summarized below:

	Common Stock
	Shares	Par Value	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share data)
Balance as of January 1, 2014	68,144,473	$681	$310,554	$(4,874)	$61,725	$(88)	$367,998
Net income	—	—	—	—	34,289	—	34,289
Share-based compensation	—	—	2,859	—	—	—	2,859
Options exercised	2,200	—	45	—	—	—	45
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,543)	(2,543)
Balance as of September 28, 2014	68,146,673	$681	$313,458	$(4,874)	$96,014	$(2,631)	$402,648

As of September 28, 2014 and December 31, 2013, the Company held 277,806 shares of common stock in treasury.
The balance in accumulated other comprehensive loss consists only of foreign currency translation adjustments, net of tax.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

4. INVENTORIES, NET
Inventories, net consist of the following:

	September 28, 2014	December 31, 2013
	(In thousands)
Raw materials	$217	$367
Finished goods	105,456	79,602
Total inventories, net	$105,673	$79,969

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		September 28, 2014	December 31, 2013
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	5,395	5,066
Leasehold and store enhancements	1 to 10 years	95,618	87,917
Furniture, computers and equipment	3 to 5 years	18,116	17,011
Capitalized software	5 years	5,486	5,443
Fixtures, dies and autos	3 to 5 years	19,569	17,196
Construction in progress		10,346	5,926
		155,015	139,044
Less accumulated depreciation and amortization		(81,151)	(78,173)
		$73,864	$60,871

Depreciation and amortization expense on property, plant and equipment was $4,486,000 and $12,506,000 for the three and nine months ended September 28, 2014, respectively, and $3,567,000 and $10,294,000 for the three and nine months ended September 29, 2013, respectively.

6.	JOINT VENTURE
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”). The purpose of Tumi Japan is to sell, promote and distribute the Company’s products in Japan. This investment is accounted for under the equity method.
Sales to Itochu were $3,968,000 and $11,203,000 for the three and nine months ended September 28, 2014, respectively, and $3,637,000 and $10,084,000 for the three and nine months ended September 29, 2013, respectively. The Company had accounts receivable due from Itochu of $1,706,000 and $1,069,000 as of September 28, 2014 and December 31, 2013, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The balance of goodwill and the classification by segment has not changed from December 31, 2013. For the three and nine months ended September 28, 2014, there were no changes to intangible assets other than amortization expense recorded of $68,000 and $205,000, respectively.

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

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(In thousands)
Liability, beginning of period	$7,339	$6,807
Provision for warranties	2,780	2,540
Warranty claims	(2,351)	(2,133)
Liability, end of period	$7,768	$7,214

9.	CREDIT FACILITY

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
As of September 28, 2014 the Company had no balance outstanding under the Amended Credit Facility. As of December 31, 2013, the balance outstanding on the facility was $8,000,000 and bore interest at the market LIBOR rate of 0.17% plus 100 basis points. Letters of credit outstanding at September 28, 2014 and December 31, 2013 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $69,714,000 and $61,714,000, respectively. The fee for the unused portion of the facility was $26,000 and $77,000 for the three and nine months ended September 28, 2014, respectively, and $20,000 and $48,000 for the three and nine months ended September 29, 2013, respectively.
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
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance in all material respects with all such covenants as of September 28, 2014.

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
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2027, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the three and nine months ended September 28, 2014 and September 29, 2013, respectively.
Web Service Provider Agreement
Pursuant to the Company’s agreement with its current web services provider, the Company served an early termination notice to said provider in the second quarter of 2013 and accrued a $1,500,000 (pre-tax) early termination fee pursuant to the terms of this agreement. This amount was paid in December 2013. The original agreement was scheduled to expire on December 31, 2015. The Company transitioned its North America web store during the fourth quarter of 2014 and intends to transition its international web stores to a more insourced model during 2015. The Company intends to continue to use its current provider’s services until such time.

11.	INCOME TAXES
Income tax expense in 2014 is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period. The Company’s consolidated effective tax rate was 40.0% and 38.7% for the three and nine months ended September 28, 2014, respectively, and 37.4% for the three and nine months ended September 29, 2013. The change in the effective tax rate was largely driven by the change in apportionment percentages for state purposes, as well as a tax provision adjustment amounting to approximately $0.6 million during the period ended September 28, 2014.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

12.	EARNINGS PER SHARE
The following table summarizes the calculation of basic and diluted earnings per common share for the three and nine months ended September 28, 2014 and September 29, 2013:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands, except share and per share data)
Basic earnings per common share:
Numerator:
Net income	$13,917	$12,055	$34,289	$33,784
Denominator:
Basic weighted average common shares outstanding	67,867,852	67,866,667	67,867,065	67,866,667
Basic earnings per common share	$0.21	$0.18	$0.51	$0.50

Diluted earnings per common share:
Numerator:
Net income	$13,917	$12,055	$34,289	$33,784
Denominator:
Number of shares used in basic calculation	67,867,852	67,866,667	67,867,065	67,866,667
Weighted average dilutive effect of employee stock options and restricted stock units	8,670	9,062	5,409	4,008
Diluted weighted average common shares outstanding	67,876,522	67,875,729	67,872,474	67,870,675
Diluted earnings per common share	$0.21	$0.18	$0.51	$0.50

The Company excluded 357,983 and 288,731 weighted average stock options for the three and nine months ended September 28, 2014, respectively and 15,380 and 9,416 for the three and nine months ended September 29, 2013, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market price of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. The Company included all outstanding weighted average stock options with exercise prices less than the average market price of the common shares in the calculation of the weighted average dilutive effect of employee stock options, but a weighted average of 43,639 and 5,299 of these stock options for the three and nine months ended September 28, 2014, respectively, and 449,234 and 447,483 for the three and nine months ended September 29, 2013, respectively, did not have any impact on the dilutive effect of employee stock options in the preceding table, as they were determined to be antidilutive when the treasury stock method was applied. In addition, as of September 28, 2014, there were 139,384 performance-based restricted stock units that were excluded from the computation of diluted earnings per share because these units have not yet been earned in accordance with the vesting conditions of the plan. No service-based restricted stock units were excluded from the computation of diluted earnings per share for the three and nine months ended September 28, 2014, as none were antidilutive. There were no performance-based or service-based restricted stock units issued prior to 2014.

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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The table below presents information for net sales, operating income and depreciation and amortization by segment for the three and nine months ended September 28, 2014 and September 29, 2013:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Three Months Ended September 28, 2014
Net sales	$55,506	$8,385	$25,529	$40,775	$—	$130,195
Operating income (loss)	$14,746	$1,299	$10,112	$13,622	$(16,512)	$23,267
Depreciation and amortization	$2,039	$412	$366	$1,068	$669	$4,554
Three Months Ended September 29, 2013
Net sales	$47,201	$6,084	$23,997	$31,628	$—	$108,910
Operating income (loss)	$13,195	$910	$9,600	$9,358	$(14,537)	$18,526
Depreciation and amortization	$1,726	$247	$289	$896	$477	$3,635
Nine Months Ended September 28, 2014
Net sales	$162,907	$19,694	$73,613	$107,165	$—	$363,379
Operating income (loss)	$43,359	$1,175	$28,429	$32,815	$(49,274)	$56,504
Depreciation and amortization	$5,949	$1,020	$1,094	$2,898	$1,750	$12,711
Nine Months Ended September 29, 2013
Net sales	$139,551	$15,425	$69,534	$95,514	$—	$320,024
Operating income (loss)	$39,544	$1,548	$26,433	$29,300	$(42,827)	$53,998
Depreciation and amortization	$5,047	$753	$807	$2,589	$1,303	$10,499

14.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable are comprised primarily of large balances due from a small number of major customers, principally distribution partners in the Asia-Pacific region and large department and specialty luggage stores dispersed throughout the United States. Failure of one of the major customers to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 23.9% and 18.5% of consolidated trade accounts receivable at September 28, 2014 and December 31, 2013, respectively. These five customers accounted for 12.9% and 12.6% of consolidated net sales for the three and nine months ended September 28, 2014, respectively, and 12.0% and 11.0% for the three and nine months ended September 29, 2013, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 54.5% and 41.9% of accounts payable at September 28, 2014 and December 31, 2013, respectively. These five suppliers accounted for 85.1% and 79.8% of total product purchases for the three and nine months ended September 28, 2014, respectively, and 72.1% and 74.0% for the three and nine months ended September 29, 2013, respectively.

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
The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Share-based compensation expense	$1,236	$541	$2,859	$1,645
Income tax benefit related to share-based compensation	$494	$202	$1,106	$615
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
The following table presents the weighted average assumptions used to estimate the fair value of the options granted during the periods presented:

	Nine Months Ended
	September 28, 2014	September 29, 2013
Weighted average volatility	44.78%	45.90%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Risk-free rate	1.79%	1.06%

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of option activity under the 2012 Plan as of September 28, 2014 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2013	643,044	$20.76
Granted	337,093	$22.44
Exercised	(2,200)	$20.45
Forfeited or expired	(6,160)	$20.45
Outstanding - September 28, 2014	971,777	$21.35	8.75	$103,449
Options vested and expected to vest as of September 28, 2014	923,733	$21.34	8.74	$97,789
Options vested and exercisable as of September 28, 2014	125,066	$20.43	8.23	$19,944

The weighted average grant-date fair value of options granted during the nine months ended September 28, 2014 and September 29, 2013 was $10.05 and $9.13, respectively.

As of September 28, 2014, there was $4,477,000 of total unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 2.98 years. The total fair value of options vested during the nine months ended September 28, 2014 was $1,082,000.
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

A summary of the status of performance-based RSUs as of September 28, 2014 and changes during the nine months then ended is presented below:

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested - December 31, 2013	—	$—
Granted	139,384	$22.74
Vested	—	$—
Forfeited	—	$—
Nonvested - September 28, 2014	139,384	$22.74

As of September 28, 2014, there was $2,367,000 of total unrecognized compensation cost related to nonvested performance-based RSUs. Such cost is expected to be recognized over a weighted average period of 2.45 years. There were no performance-based RSUs granted prior to 2014.

Service-Based Restricted Stock Units

In 2014 the Company began granting service-based RSUs to certain non-employee directors. These service-based RSUs generally vest over a one-year period, subject to the director’s continuing service. The fair value of service-based RSUs is based on the fair value of the Company’s common stock on the date of grant.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of the status of service-based RSUs as of September 28, 2014 and changes during the nine months then ended is presented below:

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested - December 31, 2013	—	$—
Granted	10,680	$18.72
Vested	—	$—
Forfeited	—	$—
Nonvested - September 28, 2014	10,680	$18.72

As of September 28, 2014, there was $131,000 of total unrecognized compensation cost related to nonvested service-based RSUs. Such cost is expected to be recognized over a weighted average period of 0.63 years. There were no service-based RSUs granted prior to 2014.

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
The reporting periods for our unaudited quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth fiscal quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on June 30, 2014 and July 1, 2013 and ended on September 28, 2014 and September 29, 2013, respectively. The nine-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2014 and 2013 and ended on September 28, 2014 and September 29, 2013, respectively.
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
We have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales have grown from $108.9 million and $320.0 million in the three and nine months ended September 29, 2013, respectively, to $130.2 million and $363.4 million in the three and nine months ended September 28, 2014, respectively. The increase in net sales was due principally to an increase in volume resulting from new store openings, positive overall comparable store sales from existing stores, increased sales growth from our wholesale customers in both the Europe, Middle East and Africa (“EMEA”) region and the Asia-Pacific region, and continued growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have also increased our focus on our women’s line and on our online presence.
In recent years, the travel products industry has seen a trend in consumer preferences towards lighter weight luggage and travel accessories, as well as merchandise that makes mobile computing and communication more convenient. In light of these trends, we have developed products that fulfill those identified needs, such as our Vapor and Tegra-Lite lines, as well as a variety of mobile electronic accessories designed for frequent travelers. We have seen an increase in the relative percentage of our net sales derived from our accessories line, our premium product line and updates of our core product line, and a decrease in the relative percentage of our new sales derived from our legacy core product line in recent years.
We believe there is a significant opportunity to continue to expand our store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestigious street venues. We had 9 and 15 new company-owned store openings, offset by 1 and 3 store closings, in the three and nine months ended September 28, 2014, respectively. We expect to open a total of approximately 25 company-owned stores in North America and Western Europe in 2014, with the majority being full-price stores, while also expanding our online presence.
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
Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base. We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestigious street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations. We have opened 73 company-owned stores since January 1, 2009 (3 stores in 2009, 8 stores in 2010, 11 stores in 2011, 19 stores in 2012, 17 stores in 2013 and 15 stores in the nine months ended September 28, 2014), bringing our total to 142 company-owned stores as of September 28, 2014. We currently expect to open a total of approximately 25 company-owned stores in 2014, with the majority located in North America and several located in Western Europe. While we may be unable to successfully open new company-owned stores according to plan, we have identified approximately 200 potential sites for new company-owned stores and believe we have a market opportunity to triple our current number of company-owned retail and outlet stores over the long term. Additionally, we are beginning to evaluate the potential of pursuing a more direct sales model in Asia.

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

•
Expand our e-business. Our e-commerce business consists of our websites and our wholesale sales to third-party e-commerce websites. This online presence is an extension of our brand and points of distribution, serving both as an informational resource and a complementary sales channel for our consumers. We expect net sales from this channel to continue to grow as consumers become more aware of our e-commerce capabilities and we continue to expand our online presence into new markets. In addition, we believe that our previously announced migration to a more insourced model will improve our websites’ functionality and efficiency in the future.

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
Adjusted EBITDA increased by approximately $5.1 million, or 8% to $71.0 million for the nine months ended September 28, 2014 from $65.9 million for the nine months ended September 29, 2013. This increase was primarily due to higher net sales and gross margin dollars partially offset by an increase in operating expenses.

A reconciliation of net income to adjusted EBITDA is presented below:

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(In thousands)
Net income	$34,289	$33,784
Interest expense	359	570
Provision for income taxes	21,620	20,184
Depreciation and amortization	12,711	10,499
Loss on disposal of fixed assets	885	226
Other	1,173	630
Adjusted EBITDA	$71,037	$65,893

Average net sales per square foot is calculated using net sales for the last twelve months for all stores open for the full twelve months. Average net sales per square foot decreased by approximately $9, or 1%, to $1,079 as of September 28, 2014 from $1,088 as of December 31, 2013. This decrease was primarily due to the effect of the relocation of certain highly productive stores and their related exclusion from the square footage base, as well as the addition of certain large but less mature stores to the square footage base during the first nine months of 2014.

Results of Operations
The following tables set forth condensed consolidated operating results and other operating data for the periods indicated:
Operating results

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Net sales	$130,195	$108,910	$363,379	$320,024
Cost of sales	53,888	44,918	151,887	135,709
Gross margin	76,307	63,992	211,492	184,315
OPERATING EXPENSES
Selling	9,515	7,304	26,351	20,910
Marketing	3,643	4,431	12,546	11,459
Retail operations	29,051	24,498	83,589	70,541
General and administrative	10,831	9,233	32,502	27,407
Total operating expenses	53,040	45,466	154,988	130,317
Operating income	23,267	18,526	56,504	53,998
OTHER INCOME (EXPENSES)
Interest expense	(117)	(162)	(359)	(570)
Earnings from joint venture investment	153	100	307	587
Foreign exchange gains (losses)	(154)	831	(505)	197
Other non-operating income (expenses)	34	(38)	(38)	(244)
Total other income (expenses)	(84)	731	(595)	(30)
Income before income taxes	23,183	19,257	55,909	53,968
Provision for income taxes	9,266	7,202	21,620	20,184
Net income	$13,917	$12,055	$34,289	$33,784

Percentage of Net Sales*

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	100%	100%	100%	100%
Cost of sales	41%	41%	42%	42%
Gross margin	59%	59%	58%	58%
OPERATING EXPENSES
Selling	7%	7%	7%	6%
Marketing	3%	4%	3%	4%
Retail operations	22%	23%	23%	22%
General and administrative	8%	8%	9%	9%
Total operating expenses	41%	42%	43%	41%
Operating income	18%	17%	16%	17%
OTHER INCOME (EXPENSES)
Interest expense	—%	—%	—%	—%
Earnings from joint venture investment	—%	—%	—%	—%
Foreign exchange gains (losses)	—%	1%	—%	—%
Other non-operating income (expenses)	—%	—%	—%	—%
Total other income (expenses)	—%	1%	—%	—%
Income before income taxes	18%	18%	15%	17%
Provision for income taxes	7%	7%	6%	6%
Net income	11%	11%	9%	11%
___________________________________________________
*The percentages in the table may not foot due to rounding.

The following table summarizes the number of company-owned stores open at the beginning and end of the nine months ended September 28, 2014:

Nine Months Ended
September 28, 2014
Number of stores open at beginning of period	130
Stores opened	15
Stores closed	(3)
Number of stores open at end of period	142

Three months ended September 28, 2014 compared with the three months ended September 29, 2013
Net Sales
The following table presents net sales by operating segment for the three months ended September 28, 2014 compared with the three months ended September 29, 2013:

	Three Months Ended September 28, 2014	Three Months Ended September 29, 2013	% Change
	(In thousands)
Direct-to-Consumer North America	$55,506	$47,201	18%
Direct-to-Consumer International	8,385	6,084	38%
Indirect-to-Consumer North America	25,529	23,997	6%
Indirect-to-Consumer International	40,775	31,628	29%
Total	$130,195	$108,910	20%

Net sales increased $21.3 million, or 20%, to $130.2 million for the three months ended September 28, 2014 from $108.9 million for the three months ended September 29, 2013. Net sales increased across all of our operating segments for the three months ended September 28, 2014 as compared with the three months ended September 29, 2013. The increase in net sales was due principally to an increase in volume resulting from new store openings, positive overall comparable store sales from existing stores, increased sales growth from our wholesale customers in the EMEA and Asia-Pacific regions, and continued growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce. Consumer response to several new product initiatives also contributed to our growth. There remains consumer enthusiasm surrounding our lightweight travel product category, including Tegra-lite Max which was launched during the third quarter, as well as our re-launched Alpha Travel Collection (Alpha 2). Overall, store traffic patterns improved during the quarter, most noticeably in our outlet stores. There were no significant price increases during the quarter. Additionally, there were 9 new company-owned store openings, 1 store renovation and 1 store closure during the three months ended September 28, 2014. New stores opened since the third quarter of 2013 comprised approximately 22% of the overall sales growth experienced from the three months ended September 29, 2013 to the three months ended September 28, 2014.
Net sales attributable to the Direct-to-Consumer North America segment experienced an 18% increase for the three months ended September 28, 2014 as compared with the three months ended September 29, 2013. Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2012 will not impact the comparable store comparison until January 1, 2014. Additionally, temporary store closings, store expansions and store relocations are excluded from the comparable store base under most circumstances. North America full-price comparable store sales increased 4%, North America outlet comparable store sales increased 10% and our North America e-commerce sales increased 45%. Overall, including our e-commerce website, North America comparable store sales increased 11% for the period. Of the new stores opened since the third quarter of 2013, 18 were in the North America segment and comprised approximately 45% of the net sales growth experienced in the Direct-to-Consumer North America segment from the three months ended September 29, 2013 to the three months ended September 28, 2014.
Net sales attributable to the Direct-to-Consumer International segment experienced a 38% increase for the three months ended September 28, 2014 as compared with the three months ended September 29, 2013, with international full-price comparable store sales up 12% (11% in Euros) and outlet comparable store sales up 38% (37% in Euros). Our international e-commerce sales increased 50% (49% in Euros). Overall, including our e-commerce websites, our international comparable store sales increased 26% (25% in Euros) for the period. Of the new stores opened since the third quarter of 2013, 3 were in Western Europe and comprised approximately 39% of the net sales growth experienced in the Direct-to-Consumer International segment from the three months ended September 29, 2013 to the three months ended September 28, 2014.
Overall, including e-commerce, comparable store sales for all Direct-to-Consumer channels increased 13% globally for the three months ended September 28, 2014 as compared with the three months ended September 29, 2013.
Net sales attributable to the Indirect-to-Consumer North America segment increased 6% for the three months ended September 28, 2014 as compared with the three months ended September 29, 2013. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites and improved sales in our Canadian business, as well as the aforementioned enthusiasm around our lightweight products and additions to our collections. This was partially offset by our decision to limit our special markets business in an effort to reduce the incidences of product diversion and trans-shipping abuses that have become a more common occurrence in Asia, particularly in Japan and Korea, where the Tumi brand is becoming increasingly popular. Certain special markets customers have been a source of unauthorized product diversion in the past. While difficult to assess the financial impact of trans-shipping, we believe that it is damaging to the brand image in these emerging markets.
Net sales attributable to the Indirect-to-Consumer International segment increased 29% for the three months ended September 28, 2014 as compared with the three months ended September 29, 2013. Our Indirect-to-Consumer International net sales have been favorably impacted by strong performance in the Asia and EMEA regions and aided by positive reaction to new product introductions.
Operating income
The following table presents operating income (loss) by segment for the three months ended September 28, 2014 as compared with the three months ended September 29, 2013:

	Three Months Ended September 28, 2014	Three Months Ended September 29, 2013	% Change
	(In thousands)
Direct-to-Consumer North America	$14,746	$13,195	12%
Direct-to-Consumer International	1,299	910	43%
Indirect-to-Consumer North America	10,112	9,600	5%
Indirect-to-Consumer International	13,622	9,358	46%
Non-allocated corporate expenses	(16,512)	(14,537)	(14)%
Total	$23,267	$18,526	26%

Operating income increased $4.7 million, or 26%, to $23.3 million for the three months ended September 28, 2014 from $18.5 million for the three months ended September 29, 2013. Overall, our operating income has benefited from continued volume-related growth, store openings in the Direct-to-Consumer segments, and distribution expansion in the Indirect-to-Consumer segments. We are continuing to invest in the Company’s logistics capabilities, design resources, product management, IT infrastructure and human resource base.

Operating income attributable to the Direct-to-Consumer North America segment experienced a 12% increase for the three months ended September 28, 2014 as compared with the three months ended September 29, 2013. This was primarily due to growth in our comparable stores, particularly outlet stores, and growth from stores opened since the third quarter of 2013, partially offset by new store expenses in the third quarter of 2014, as well as expenses related to the renovation of our Rockefeller Center store. Historically, company-owned store operating margins generally strengthen after their first year of operation. In addition, the incremental investment of approximately $1.0 million required to support the transition of our web stores to a more insourced model, which we expect to improve functionality and efficiency, had a negative effect on operating income in the three months ended September 28, 2014.

Operating income attributable to the Direct-to-Consumer International segment experienced a 43% increase for the three months ended September 28, 2014 as compared with the three months ended September 29, 2013. This was primarily due to growth in our comparable stores, particularly outlet stores, as well as growth from our e-commerce websites.

Operating income attributable to the Indirect-to-Consumer North America segment experienced a 5% increase for the three months ended September 28, 2014 as compared with the three months ended September 29, 2013. This was primarily due to continued sales growth in this segment, particularly impacted by strong sales through our wholesale customers’ e-commerce websites.

Operating income attributable to the Indirect-to-Consumer International segment experienced a 46% increase for the three months ended September 28, 2014 as compared with the three months ended September 29, 2013. This increase was primarily due to an increase in gross margin dollars resulting from strong sales growth in the quarter, partially offset by an investment in personnel in Asia to explore the potential transition to a more direct sales model in the region.
Non-allocated corporate expenses represent expenses not attributable to a particular operating segment, and consist of core corporate expenses such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs. As we expand our business, we believe general and administrative expenses will increase in dollar amount in future periods, although we expect to leverage these expenses against sales as the business grows. Non-allocated corporate expenses increased 14% for the three months ended September 28, 2014 as compared with the three months ended September 29, 2013. We have added several designers, creative talent and product management personnel to help support our existing product lines and to aid in the development of our expanded product line. These aforementioned investments resulted in approximately $0.5 million of additional cost in the three months ended September 28, 2014. In addition, we have invested approximately $0.3 million in our legal and finance resources, as well as related outside service fees to help accommodate our growth and invested approximately $0.2 million in our logistics capabilities in both Western Europe and the US. We have also remodeled our New York Showroom which resulted in additional costs of approximately $0.2 million.
Operating margin was 18% for the three months ended September 28, 2014 compared to 17% for the three months ended September 29, 2013, as we continue to leverage fixed costs against sales. The previously mentioned investments in our human resource base and our insourced webstores, which launched after the end of the third quarter, as well as retail operations expense for new stores and the wrap effect (expenses for stores for which there were little or no expenses in the comparable prior period) of stores opened in the last quarter of 2013, offset some of our fixed cost leverage.
Other income and expenses
Other expenses, net decreased $0.8 million to an expense of $0.1 million for the three months ended September 28, 2014 from income of $0.7 million for the three months ended September 29, 2013. This was mainly driven by a decrease in foreign exchange gains in the quarter.
Income tax expense
Provision for income taxes increased $2.1 million, or 29%, to $9.3 million in the three months ended September 28, 2014 from $7.2 million in the three months ended September 29, 2013, due principally to higher income before taxes, as well as a higher effective tax rate for the quarter ended September 28, 2014. The change in the effective tax rate was largely driven by the change in apportionment percentages for state purposes, as well as a tax provision adjustment amounting to approximately $0.6 million during the three months ended September 28, 2014.
Net income
Net income increased $1.9 million to $13.9 million for the three months ended September 28, 2014 from $12.1 million for the three months ended September 29, 2013. This increase was due mainly to the increase in net sales and gross margin dollars, partially offset by the aforementioned higher operating expenses which reflect the incremental personnel and professional services investment required to support the transition of our web stores to a more insourced model as well as higher retail operations expenses related to new stores opened in 2014 and the wrap effect of stores opened in the last quarter of 2013.
Basic and diluted weighted average shares outstanding was 67.9 million shares for the three months ended September 28, 2014 and September 29, 2013. Basic and diluted EPS was $0.21 per common share for the three months ended September 28, 2014 versus $0.18 per common share for the three months ended September 29, 2013.

Nine months ended September 28, 2014 compared with the nine months ended September 29, 2013
Net Sales
The following table presents net sales by operating segment for the nine months ended September 28, 2014 compared with the nine months ended September 29, 2013:

	Nine Months Ended September 28, 2014	Nine Months Ended September 29, 2013	% Change
	(In thousands)
Direct-to-Consumer North America	$162,907	$139,551	17%
Direct-to-Consumer International	19,694	15,425	28%
Indirect-to-Consumer North America	73,613	69,534	6%
Indirect-to-Consumer International	107,165	95,514	12%
Total	$363,379	$320,024	14%

Net sales increased $43.4 million, or 14%, to $363.4 million for the nine months ended September 28, 2014 from $320.0 million for the nine months ended September 29, 2013. Net sales increased across all of our operating segments for the nine months ended September 28, 2014 as compared with the nine months ended September 29, 2013. Net sales increased due principally to an increase in volume resulting from new store openings, positive overall comparable store sales from existing stores, increased sales growth from our wholesale customers in the EMEA and Asia-Pacific regions, continued growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce and continued consumer acceptance of our lighter weight product and new product introductions. During the first nine months of 2014, we successfully re-launched our Alpha Travel Collection (Alpha 2), launched our Tegra-lite Max collection and introduced seasonal colors which continue to receive positive consumer acceptance. Overall, store traffic patterns improved slightly during the first nine months of the year. While there were no significant price increases on existing products during the period, we did raise price points on Alpha 2. The effect on net sales was immaterial. As previously disclosed, weaker than expected first quarter wholesale sales in Asia and North America had a moderating effect on these positive factors. We believe that the inclement weather in the first quarter in certain North American markets also had a negative effect on sales. In addition, the Company made the strategic decision to reduce promotional activity. There were 15 new company-owned store openings, 2 store relocations, 6 store renovations and 3 store closures during the nine months ended September 28, 2014. New stores opened since the third quarter of 2013 comprised approximately 23% of the overall sales growth experienced from the nine months ended September 29, 2013 to the nine months ended September 28, 2014.

Net sales attributable to the Direct-to-Consumer North America segment experienced a 17% increase for the nine months ended September 28, 2014 as compared with the nine months ended September 29, 2013. North America full-price comparable store sales increased 2%, North America outlet comparable store sales increased 12% and our North America e-commerce sales increased 36%. Overall, including our e-commerce website, North America comparable store sales increased 10% for the period. Of the new stores opened since the third quarter of 2013, 18 were in the North America segment and comprised approximately 37% of the net sales growth experienced in the Direct-to-Consumer North America segment from the nine months ended September 29, 2013 to the nine months ended September 28, 2014.

Net sales attributable to the Direct-to-Consumer International segment experienced a 28% increase for the nine months ended September 28, 2014 as compared with the nine months ended September 29, 2013, with international full-price comparable store sales up 7% (4% in Euros) and outlet comparable store sales up 33% (29% in Euros). Our international e-commerce sales were up 49% (45% in Euros). Overall, including our e-commerce websites, our international comparable store sales were up 23% (19% in Euros) for the period. Of the new stores opened since the third quarter of 2013, 3 were in Western Europe and comprised approximately 33% of the net sales growth experienced in the Direct-to-Consumer International segment from the nine months ended September 29, 2013 to the nine months ended September 28, 2014.

Overall, including e-commerce, comparable store sales for all Direct-to-Consumer channels increased 11% globally for the nine months ended September 28, 2014 as compared with the nine months ended September 29, 2013.
Net sales attributable to the Indirect-to-Consumer North America segment increased 6% for the nine months ended September 28, 2014 as compared with the nine months ended September 29, 2013. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites and improved sales in our Canadian business, as well as the aforementioned enthusiasm around our lightweight products and additions to our collections. This increase was partially offset by our decision to limit our special markets business in an effort to limit the incidences of product diversion and trans-shipping abuses that have become a more common occurrence in Asia, particularly in Japan and Korea, where the Tumi brand is becoming increasingly popular. Certain special markets customers have been a source of unauthorized product diversion in the past. While difficult to assess the financial impact of trans-shipping, we believe that it is damaging to the brand image in these emerging markets.
Net sales attributable to the Indirect-to-Consumer International segment increased 12% for the nine months ended September 28, 2014 as compared with the nine months ended September 29, 2013. Our Indirect-to-Consumer International net sales have been favorably impacted by strong performance in our wholesale businesses in the Asia-Pacific and EMEA regions, aided by positive reaction to our new product introductions.
Operating income
The following table presents operating income (loss) by segment for the nine months ended September 28, 2014 as compared with the nine months ended September 29, 2013:

	Nine Months Ended September 28, 2014	Nine Months Ended September 29, 2013	% Change
	(In thousands)
Direct-to-Consumer North America	$43,359	$39,544	10%
Direct-to-Consumer International	1,175	1,548	(24)%
Indirect-to-Consumer North America	28,429	26,433	8%
Indirect-to-Consumer International	32,815	29,300	12%
Non-allocated corporate expenses	(49,274)	(42,827)	(15)%
Total	$56,504	$53,998	5%

Operating income increased $2.5 million, or 5%, to $56.5 million for the nine months ended September 28, 2014 from $54.0 million for the nine months ended September 29, 2013. Overall, our operating income has benefited from continued volume related growth, store openings in the Direct-to-Consumer segments, and distribution expansion in the Indirect-to-Consumer segments. We are continuing to invest in the Company’s logistics capabilities, design resources, product management, IT infrastructure and human resource base.

Operating income attributable to the Direct-to-Consumer North America segment experienced a 10% increase for the nine months ended September 28, 2014 as compared with the nine months ended September 29, 2013. This was primarily due to growth in our comparable stores, particularly outlet stores, and growth from stores opened since the third quarter of 2013, partially offset by new store expenses as well as renovations in 2014. Historically, company-owned store operating margins generally strengthen after their first year of operation. In addition, the incremental investment of approximately $2.1 million required to support the transition of our web stores to a more insourced model, which we expect to improve functionality and efficiency, had a negative effect on operating income in the nine months ended September 28, 2014.

Operating income attributable to the Direct-to-Consumer International segment experienced a 24% decrease for the nine months ended September 28, 2014 as compared with the nine months ended September 29, 2013. This decrease was principally related to the pre-opening expenses and start-up costs for our new flagship store on Regent Street in London, which opened in the second quarter of 2014.

Operating income attributable to the Indirect-to-Consumer North America segment experienced an 8% increase for the nine months ended September 28, 2014 as compared with the nine months ended September 29, 2013. This was primarily due to continued sales growth in this segment, particularly impacted by strong sales through our wholesale customers’ e-commerce websites.

Operating income attributable to the Indirect-to-Consumer International segment experienced a 12% increase for the nine months ended September 28, 2014 as compared with the nine months ended September 29, 2013. This increase was primarily due to an increase in gross margin dollars resulting from strong sales growth during the year, partially offset by additional marketing expenses of approximately $1.0 million and additional investment in personnel and infrastructure in Asia of approximately $0.3 million.
Non-allocated corporate expenses increased 15% for the nine months ended September 28, 2014 as compared with the nine months ended September 29, 2013. This increase was primarily due to the addition of several designers, creative talent and product management personnel to help support our existing product lines and to aid in the development of our expanded product line. These aforementioned investments resulted in approximately $1.7 million of additional cost in the the nine months ended September 28, 2014. We have also increased our investment in marketing by approximately $0.5 million and invested approximately $1.1 million in our legal and finance resources, as well as related outside service fees to help accommodate our growth, $0.6 million in our after sales service capabilities and $0.3 million in our logistics capabilities in the United States. In addition, we invested in our logistics capabilities in Western Europe by moving to an expanded warehouse facility to serve our growing business in the EMEA region, while continuing to operate our existing warehouse in transition, which resulted in incremental costs of approximately $0.3 million during the nine months ended September 28, 2014.
Operating margin was 16% for the nine months ended September 28, 2014, compared to 17% for the nine months ended September 29, 2013, as the previously mentioned investments in marketing and our insourced webstores, which launched after the end of the third quarter, as well as retail operations expense for new stores and the wrap effect of stores opened in the last quarter of 2013, offset some of our fixed cost leverage. During the nine months ended September 29, 2013, we incurred $0.5 million of offering costs associated with the secondary offering completed in April 2013 and the aforementioned $1.5 million termination fee to our website e-services provider in order to move to a more insourced model. Excluding the aforementioned termination fee and offering costs from the nine months ended September 29, 2013, operating income would have been $56.0 million and operating margin would have been 18%.
Other income and expenses
Other expenses, net increased $0.6 million from less than $0.1 million for the nine months ended September 29, 2013 to $0.6 million for the nine months ended September 28, 2014, due principally to foreign exchange losses during the period.
Income tax expense
Provision for income taxes increased $1.4 million, or 7%, to $21.6 million in the nine months ended September 28, 2014 from $20.2 million in the nine months ended September 29, 2013, due principally to higher income before taxes, as well as a higher effective tax rate for the nine months ended September 28, 2014. The change in the effective tax rate was largely driven by the change in apportionment percentages for state purposes, as well as a tax provision adjustment amounting to approximately $0.6 million during the nine months ended September 28, 2014.
Net income
Net income increased $0.5 million to $34.3 million for the nine months ended September 28, 2014 from $33.8 million for the nine months ended September 29, 2013. This increase was due largely to the increase in net sales and gross margin dollars, partially offset by the aforementioned higher operating expenses which reflect an increase in our investment in marketing and the incremental personnel and professional services investment required to support the transition of our web stores to a more insourced model, as well as higher retail operations expenses related to new stores opened in 2014 and the wrap effect of stores opened in the last quarter of 2013.
Basic and diluted weighted average shares outstanding was 67.9 million shares for the nine months ended September 28, 2014 and September 29, 2013. Basic and diluted EPS was $0.51 per common share for the nine months ended September 28, 2014 versus $0.50 per common share for the nine months ended September 29, 2013.
In addition, adjusting for the aforementioned one-time expenses for the nine months ended September 29, 2013 ($1.5 million termination fee, or $0.9 million after tax, and $0.5 million offering costs, or $0.3 million after tax), net income for the first nine months of 2014 would have decreased $0.7 million, or 2%. Basic and diluted EPS adjusted for the aforementioned one-time costs would have been $0.52 per common share for the nine months ended September 29, 2013.
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

Liquidity and Capital Resources
Historically, our primary source of liquidity has been cash flows from operations. Our long-term credit facility has not historically been used to finance our capital requirements. The balance outstanding represented remaining refinanced acquisition indebtedness originally incurred when Doughty Hanson and certain members of management at that time acquired the Company in 2004, although we have from time to time drawn down on our revolving line of credit as short-term liquidity needs arise. During the nine months ended September 28, 2014, the Company paid the remaining balance outstanding on the Amended and Restated Credit Facility. We use our cash flows from operations to fund our store development activities.
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

Cash and cash equivalents
As of September 28, 2014, we had cash and cash equivalents of $25.0 million. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.
Cash flows from operating activities
Cash flows from operating activities consisted primarily of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation expense, loss on disposal of fixed assets and other non-cash charges. Our cash flows from operations are largely dependent on sales to consumers and wholesale customers, which are in turn dependent on consumer confidence, store traffic, conversion, business travel and general economic conditions. We believe we have the ability to conserve liquidity when economic conditions become less favorable through any number of strategies including curtailment of store expansion plans and cutting discretionary spending.
We generated cash flows from operations of $23.3 million during the nine months ended September 28, 2014, compared to $29.8 million during the nine months ended September 29, 2013. The principal reason for the decrease was the prepayments made for our estimated income taxes.
Investing activities
Cash flows used for investing activities consisted of capital expenditures for store expansion plans, store renovations, store openings, store relocations, information technology infrastructure, distribution infrastructure and product tooling costs.
Cash used for capital expenditures was $27.4 million and $17.1 million for the nine months ended September 28, 2014 and September 29, 2013, respectively. The increase was due principally to the investment in our insourced web platform and retail store construction for stores opened in the first nine months of 2014 as well as retail stores expected to open in the fourth quarter of 2014.
Financing activities
Cash used in financing activities was $8.0 million for the nine months ended September 28, 2014 compared to $29.0 million for the nine months ended September 29, 2013. The decrease was mainly attributable to lower repayments of bank debt during the nine months ended September 28, 2014, during which the balance outstanding was paid in full.
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
As of September 28, 2014 the Company had no balance outstanding under the Amended Credit Facility. As of December 31, 2013, the balance outstanding on the facility was $8,000,000 and bore interest at the market LIBOR rate of 0.17% plus 100 basis points. Letters of credit outstanding at September 28, 2014 and December 31, 2013 totaled $286,000 under the facility and, accordingly, the unused portion of the facility was $69,714,000 and $61,714,000, respectively. The fee for the unused portion of the facility was $26,000 and $77,000 for the three and nine months ended September 28, 2014, respectively, and $20,000 and $48,000 for the three and nine months ended September 29, 2013, respectively.
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
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Borrowers were in compliance in all material respects with all such covenants as of September 28, 2014.
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

Contractual Obligations
There have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, except for the balance of the revolving credit facility, which decreased $8.0 million since December 31, 2013, as it was paid in full during the nine months ended September 28, 2014.

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

TUMI HOLDINGS, INC.

November 7, 2014	/s/ Michael J. Mardy
Date	Michael J. Mardy
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document