Form 10-K
period 2014-12-31
Tumi Holdings, Inc.
filed 2015-02-27
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding shares of common stock held by non-affiliates of Tumi Holdings, Inc. at June 29, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $992,719,653 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant and persons or entities that control, are controlled by, or are under common control of the registrant have been deemed affiliates.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	February 26, 2015
Common Stock, $0.01 Par Value	67,868,867 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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
Overview
We are a leading, growing, global, premium lifestyle brand whose products offer superior quality, durability, functionality and innovative design. We have grown at a compound annual growth rate of 20% in net sales and 23% in operating income from 2010 through 2014. We offer a comprehensive line of travel and business products and accessories in multiple categories, building on our strong heritage of producing high-end performance travel goods and business cases. We design our products for, and market our products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status of Tumi products. We have a significant and loyal consumer base with our typical consumer owning multiple Tumi products.
As of December 31, 2014, we distribute our products globally in over 75 countries through approximately 1,800 points of distribution. We sell our products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. This multi-channel approach focuses on points of distribution that foster and enhance the Tumi brand. Our retail stores represent our core approach to brand-enhancing distribution, with locations in premium retail venues throughout the world including New York, Beverly Hills, San Francisco, Chicago, Paris, London, Rome, Tokyo, Munich, Moscow, Hong Kong, Shanghai, Beijing, Milan and Barcelona. We design our products in our U.S. design studios and selectively collaborate with well-known international, industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, Italy and the Caribbean. Our global distribution network is enhanced by the use of our three logistics facilities in the United States, Europe and Asia.
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

•
In Asia, Eastern Europe and Central and South America, we focus on expansion in the Indirect-to-Consumer channel and increasing brand presence while maintaining maximum flexibility in our cost structure. We limit our capital investment in these regions by selecting distribution and wholesale partners that are experienced in working with premium brands, understand local real estate considerations and appreciate local demographics. We may consider pursuing a more direct sales model in certain markets in the future.

As of December 31, 2014, we have approximately 1,800 global points of distribution, an increase of approximately 50% since 2006. In that time, we have more than tripled the number of company-owned retail locations and partner stores globally, expanded into several new geographical markets, more than tripled our net sales from outside North America, increased our door presence in international airports and expanded our online presence and sales.

•
Technical and design innovation.    Our products are created to achieve superior levels of design, performance and style. We are committed to innovation and design quality, and foster this commitment in many ways, including strategic investments in cutting edge tools, dies and materials. Our ongoing focus on improving the form and function of our products has enabled us to design innovative products that anticipate and address consumer needs and design trends on both functional and stylistic levels. We have introduced several proprietary luggage components and systems such as several patented luggage expansion systems and the Fusion Z ballistic nylon material. Our proprietary designs and product features are protected by over 325 design or mechanical patents, with over 40 additional patent applications pending. Rigorous materials and product testing in the U.S. and Asia further contribute to product quality and compliance with environmental standards. We regularly update our collections and collaborate with various designers on limited edition collections to provide consumers with new and distinctive product offerings. In the past several years, we have received numerous industry awards for innovation and design excellence.

•
Exceptional consumer loyalty.    We experience exceptional brand loyalty from our consumers, which we believe emanates from our longstanding commitment to functionality, quality, durability and customer service, which includes both excellent pre-sale customer service, as well as a global network of stores and service centers that provide exceptional after-purchase service. According to recent attitude and usage surveys, which we commissioned and which were conducted by Kelton Research, LLC and Northstar Research Partners in 2014 and 2013, respectively, customer satisfaction and brand perception continue to receive high ratings from participants. The 2013 study reinforced consumer loyalty and satisfaction with a very high net promoter rating, which measures the likelihood that a brand owner would recommend Tumi to another. Tumi’s net promoter score was on par with renowned industry leaders and was ranked #1 among competitor brands. Consistent with the prior year, the 2014 study found that Tumi owners are increasingly likely to recommend the brand to others, and Tumi product ownership has increased, particularly among younger consumers.

•
Strong revenue and operating income growth.    Our flexible and scalable operating model has allowed us to achieve a high level of self-funded growth without compromising our ability to efficiently manage our operating expenses. From 2010 to 2014, we achieved strong compound annual growth of 20% in net sales and 23% in operating income. We had a strong operating margin of 18% in 2014, 2013 and 2012. Our business generated strong cash flows from operations of $60.5 million, $63.2 million and $48.4 million in 2014, 2013 and 2012, respectively.

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

Growth Strategy

The key elements of our growth strategy are:

•
Expand our store base.    We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestige street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in additional premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations, as well as retail locations that enhance our brand image. We have opened 80 company-owned stores since January 1, 2010 (8 stores in 2010, 11 stores in 2011, 19 stores in 2012, 17 stores in 2013 and 25 stores in 2014), bringing our total to 152 company-owned stores. While we may be unable to successfully open new company-owned stores according to plan, we have identified several locations for new company-owned stores and believe we have a market opportunity to continue to expand our company-owned store base over the long term. Additionally, we are beginning to evaluate the potential of pursuing a more direct sales model in Asia.

•
Expand wholesale distribution globally.    We currently sell products in approximately 1,700 wholesale doors in over 75 countries. We plan to continue expanding wholesale distribution globally, with a focus on key markets in Asia (including mainland China, India, Japan and South Korea), Eastern Europe and Central and South America. As part of this strategy, we will continue to develop relationships with wholesale distributors in these attractive geographies (in both new and existing markets) and increase wholesale and distribution opportunities as well as expand into additional airport locations worldwide. We expect this distribution expansion will take several forms as appropriate for the specific market opportunity, including Tumi shop-in-shops, Tumi-defined corners within existing wholesale accounts or concession and consignment arrangements.

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

•
Improve our store operations.    Our average net sales per square foot in company-owned stores has increased from $821 in 2010 to $1,082 in 2014. We continue to focus on improving store efficiency, including through our retail performance maximization, or RPM, program, which was implemented in 2009. The RPM program emphasizes training and staff development programs and the effective use of visual merchandising and fixtures. Our goal is to continue to increase sales per store by increasing conversion rates and units and dollars per transaction while enhancing the consumer experience.

•
Expand our e-business.    Our e-commerce business consists of our websites and certain of our wholesale customers’ e-commerce websites. This online presence is an extension of our brand and points of distribution, serving both as an informational resource and a complementary sales channel for our consumers. E-commerce sales grew by 31% during 2014 compared with 2013 and represented approximately13% of our net sales during 2014. We expect sales from this channel to continue to grow as consumers become more aware of our e-commerce capabilities and we continue to expand our online transactional presence into new markets. In addition, we transitioned our North America web store to a more insourced model during the fourth quarter of 2014 and intend to transition our international web stores to a more insourced model during 2015. We believe this will improve our websites’ functionality and efficiency in the future. In addition, we plan to expand into more European countries.

Brand and Products
Our brand
We are a leading, growing, global, premium lifestyle brand which offers a variety of travel and business products and accessories in multiple categories. We position ourselves as a prestige brand at the top tier of the luggage and leather goods market and command a price premium compared with similar products in the travel and business cases categories.
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
Our products
Our products fall into three major categories: travel, business and accessories:

•
Travel products.    Travel products comprised approximately 43%, 44% and 45% of our net sales in 2014, 2013 and 2012, respectively. This category consists of wheeled travel products, the majority of which are classified as “carry-on” styles and packing cases, as well as soft styles without wheels such as satchels, garment bags, boarding totes and cross-body bags.

•
Business cases.    Business cases comprised approximately 43%, 42% and 41% of our net sales in 2014, 2013 and 2012, respectively. Primarily consisting of soft business cases, this category also includes wheeled business cases, backpacks, messenger bags, day bags and totes.

•
Accessories.    Accessories comprised approximately 14% of our net sales in each of 2014, 2013 and 2012. This broad category includes a wide array of lower priced and often daily use items, with wallets and card cases being the most popular items purchased. Additional accessory categories include agendas and planners, passport cases, mobile covers, umbrellas and travel accessories such as electric current adapters, key fobs, packing accessories, toiletry kits and foldable travel totes. Accessories also encompass brand extensions that address the lifestyle aspect of our brand, including belts, outerwear and, most recently, sunglasses and eyewear. We believe we can grow our accessories business by adding new materials and styles, new assortments of products and expanding wholesale distribution. We also believe this category can be instrumental in reaching new consumers as well as providing additional sales to existing customers.

We offer products from each of these three major categories in the following key product lines:

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
Within each of our core, premium and trend/sport lines we offer products that are targeted to appeal to both men and women. Products in our women’s line are designed to appeal specifically to female consumers. They are designed with an eye for the business woman who travels and whose needs blend functionality, durability, practicality and style.
Our full-price product line is comprised of an average of 900 stock keeping units, or SKUs. Approximately 30% of these SKUs rotate on a seasonal basis to address color trends for women’s products, spur impulse purchases for holiday and gift giving, remain current with electronic accessories and inject excitement and continual interest in our retail stores.
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
Sales
As of December 31, 2014, we distribute our products globally in over 75 countries through approximately 1,800 points of distribution. We utilize multiple channels, including company-owned retail and outlet stores, partner stores, third-party wholesale, e-commerce and special markets channels. Such varied distribution allows our brand to fully service existing consumers and showcase the Tumi lifestyle, while also introducing our brand to potential new consumers. We focus on exercising strict control over our distribution channels in order to maintain and develop the brand’s premium image. In 2014, the Direct-to-Consumer North America channel accounted for approximately 46% of our net sales and the Direct-to-Consumer International channel accounted for approximately 5% of our net sales, while the Indirect-to-Consumer North America channel accounted for approximately 21% of our net sales and the Indirect-to-Consumer International channel accounted for approximately 28% of our net sales. In 2014, approximately 67% of our net sales were attributable to the North America region, approximately 17% were attributable to the Asia-Pacific region, approximately 15% were attributable to the Europe, Middle East and Africa, or EMEA, region and approximately 1% were attributable to the Central and South America region.
Direct-to-Consumer
Full-price stores.    This channel consists of full-price company-owned stores, which present only Tumi-branded products. Such stores allow the consumer to experience our full range of products and the lifestyle experience of our brand and enable us to test new products and brand extensions. As of December 31, 2014, we had 111 full-price company-owned stores around the world (99 in North America and 12 in Europe) in a variety of locations including high-end shopping districts, high-traffic neighborhoods, shopping malls and airports. These company-owned stores also serve as customer service points that perform or arrange for repairs, which further enhances our reputation for world-class customer service. A new company-owned store often leads to overall growth within a market and we have historically experienced little or no cannibalization of other distribution channels when we have opened new company-owned stores in a particular area served by other channels. We focus on opening company-owned stores in a manner that maximizes sales productivity and enhances the consumer experience. Our average company-owned store size, including outlet stores, is 1,591 square feet with an average of 1,080 square feet of selling space. Our company-owned stores, including outlet stores, had an average net sales of $1,082 per square foot for the year ended December 31, 2014.
Outlet stores.    As of December 31, 2014, we operated 41 branded outlet stores in premium outlet malls in the U.S., the United Kingdom, France, Germany, Spain, Italy and the Netherlands, which sell our DFO products. Our outlet channel also provides a brand-enhancing environment for the disposition of our discontinued products. They also serve as a point-of-entry into the brand for new consumers interested in the quality of Tumi that want to test the product at a lower price point for its quality and value proposition.
We believe there is a significant opportunity to grow our store base as we believe both the North American and international markets can support additional company-owned full-price and outlet stores. We opened 25 stores in 2014 and expect to continue to open company-owned stores in the foreseeable future.
E-commerce.    Our direct-to-consumer e-commerce websites operate in North America, the United Kingdom, and Germany. Our online platform and virtual stores are extensions of our brand and points of distribution, serving as informational resources, an important marketing tool and showcase of the brand. During the year ended December 31, 2014, our websites had over twelve million visits with an average of five pages viewed per visit, a conversion rate of approximately 1% and an average order size of approximately $300.
Indirect-to-Consumer
Wholesale.    In the wholesale setting, we sell to high-end department stores, luggage, travel and business specialty stores, Tumi-branded boutiques, shop-in-shops and duty-free airport retailers. As of December 31, 2014, including partner stores, we had approximately 700 wholesale points of distribution in North America and approximately 1,000 wholesale points of distribution internationally. We continue to focus on point-of-sale efficiency and operations and were able to increase average net sales per door from 2013 to 2014. We have demonstrated that we can increase our wholesale volume through improved assortment management, new product initiatives, careful product presentation, such as branded shop-in-shops, and marketing. By moderating direct investments, streamlining our support and sales activities and improving brand management techniques, we have evolved our wholesale business into a profitable channel with sustainable growth opportunities.
Partner stores.    As of December 31, 2014, we had approximately 150 partner stores, which are operated by local distributors or retailers, carry only Tumi products, have the same appearance as company-owned full-price stores and are governed by strict operating guidelines that we dictate. These stores provide us with a capital efficient format for reaching the global consumer, while maintaining our ability to control the quality of the consumer experience. We partner with numerous distributors and have arrangements to operate partner stores in North America, Australia, Brazil, China, Ecuador, Finland, Greece, Hong Kong and Macau, India, Indonesia, South Korea, various countries in the Middle East, the Philippines, Russia, Singapore and Malaysia, South Africa, Taiwan, Thailand, Turkey, the Ukraine, Ireland and Vietnam. Our distributor in the United Kingdom has rights to distribute our products to wholesale customers in the United Kingdom, with the exception of airport stores in that territory. We monitor our relationships with our partner store operators very closely, requiring stringent adherence to Tumi standards of branding and marketing. In Japan, we operate our business through a joint venture, Tumi Japan, which is responsible for developing the Japanese market through a jointly-developed business plan and is actively growing the brand in retail and department stores.
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
Special markets.    Our business-to-business channel targets corporations and incentive marketers for corporate gifts, sales-incentive programs and loyalty and membership rewards programs.
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
Marketing
Approximately 3% to 5% of our net sales is spent on marketing. Our marketing strategy seeks to deliver a dynamic and consistent brand message, attract new consumers, increase purchase frequency and provide valuable information to existing and new consumers. Product introductions are the primary marketing vehicle for our brand. New products are developed to ensure the brand remains current with industry trends, remains competitive by addressing changes in airline regulations and consumer preferences, provides additional designs and functionality to improve the user experience and is ultimately perceived as durable, stylish and current.
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

Advertising and Promotion
We employ an internal team of professionals that market our brand through visual merchandising, public relations, social media, digital marketing, content creation and distribution, and consumer relationship management.
Visual merchandising.    With approximately 300 company-owned and partner stores around the world as of December 31, 2014, our store fronts are our primary vehicle to communicate product launches, drive retail store traffic and engage the consumer. Window campaigns, which coincide with product launches, are designed by the corporate visual merchandising team with the help from time to time of external agencies specializing in window design and visual merchandising. These agencies are responsible for the sourcing, production and shipping of the window themes around the world. The campaigns change every four to six weeks depending on the product launch period. The visual merchandising team is also responsible for the interior merchandising of our stores, provides direction for product placement and rotation, orders props and display tools to help improve the lifestyle presentation of the merchandise, and generally enhances our stores’ appearance and environment to be more appealing and enticing to the consumer.
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
Social media.    In addition to traditional print media, social media is becoming an area of increased focus. Blogs, bloggers and social networking websites are becoming increasingly important to reach design and trend influencers, consumers and the press. Marketing campaigns are developed to have strong social media content, including video segments, in order to increase brand followers on Facebook, Instagram, Twitter and YouTube directly via our websites, as well as through strategic partnerships where there is an opportunity to leverage other brands’ or companies’ fan-bases. We encourage consumer engagement in social media and also use social media to both communicate and elevate the brand’s reputation for superior quality and world-class customer service.
Digital Marketing. Digital marketing is primarily employed for driving consumer traffic and conversion on the tumi.com global websites. Digital marketing includes e-mail marketing, paid search, search engine optimization, consumer re-targeting marketing and affiliate marketing. These are all activated for Tumi aware customers who are actively shopping online for Tumi products. Tumi uses a combination of in-house talent as well as a digital marketing agency to execute these initiatives.
Consumer relationship management.    Consumer relationship management is a growing priority at Tumi, as we have an omni-channel customer who expects to have a channel agnostic relationship with the Tumi brand. With a database of over two million names, the mission of our consumer relations team is to expand the database and increase purchase frequency, thereby optimizing the overall lifetime dollar value of each consumer. While privacy concerns and government regulations have made it more difficult to obtain consumer names in traditional retail formats, direct mail, e-mail, and customer service and relationship programs in individual stores present an opportunity to grow our consumer database. We are also working closely with department stores to target consumers and build a database of those who purchase Tumi products in third-party locations. We believe our consumers tend to be loyal collectors of our products, and we believe there are significant opportunities to increase repeat purchases and introduce existing consumers to new product categories.
Product Design and Development
Our products are priced at a premium when compared to many other travel and accessories brands. In order to command such a premium, products are developed to achieve superior levels of design, quality and performance. Our continuing product evolution and industry leadership position is driven by our commitment to innovation, a key principle for a performance and product-driven company. We believe each of our products’ success is the direct outcome of our ongoing product development efforts, including strategic investments in cutting edge tools and dies, which we believe result in superior merchandise that emphasizes quality, function, performance and design. For example, we have introduced several proprietary luggage components and systems such as a patented luggage expansion system and the Fusion Z ballistic nylon material. In the past several years, we have received numerous industry awards. As of December 31, 2014, we maintain a team of over 15 in-house design professionals and utilize outside industrial design resources when appropriate. Materials testing in the U.S. and Asia ensures quality as well as compliance with environmental standards. Annually, we make significant investments in tools and materials in order to improve the form and function of our products. Our expenditures for product design and development were $6.9 million, $5.8 million and $4.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Intellectual Property.    Our proprietary designs are protected by over 325 design or mechanical patents, with over 40 additional patents pending. We are in control of the intellectual property used in connection with the design, production, marketing and distribution of our products, both in North America and internationally. We own and maintain worldwide registrations for trademarks in relevant classes of products in most of the countries in which we sell our products. We police our trademarks and pursue infringers both domestically and internationally. We also strategically pursue counterfeiters domestically and internationally through leads generated internally, as well as through our network of business partners around the world. Our material trademarks will remain in existence for as long as we continue to use and renew them on their expiration dates. Our material mechanical and design patents generally have a duration of 20 years and 14 years, respectively, from the date they become effective. The expiration of any of these patents is not expected to have a material adverse effect on our business.
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
•
2011 Lexus LFA.    The two-piece luggage line was offered in select markets for the Lexus LFA car. The travel cases, styled using components directly related to the appearance of the car, were made from aluminum and carbon fiber-like materials.

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

•
2014 Alpha collection relaunches.   Tumi’s most famous black ballistic travel collection (Alpha) was updated in the first quarter of 2014 with over 30 upgrades and improvements from the prior version. This collection brings the ultimate in Tumi functionality to the next level of convenience and weight savings with 14 patented design elements that build on Tumi’s reputation for outstanding quality, functional superiority and technical innovation.

•
2014 Tegra-Lite Max. The next incarnation of Tegra-Lite. This premier travel assortment incorporates elements that showcase both technical innovation and design intelligence, our most fully functional hardside case. The Tegra-Lite Max collection has key advancements including an exterior U-Zip Pocket, expansion capabilities, double 360 degree wheels, and a new Durafold construction.

•
2014 CFX. A collection of beautifully made high performance, soft travel bags and accessories. Constructed from the most advanced soft carbon fiber, CFX, is symbolic of Tumi’s heritage of design excellence pushing the boundaries of technical innovation.

Sourcing, Manufacturing and Logistics
We outsource the manufacture and assembly of all our products, but manage the entire manufacturing process including product design and approval. Our manufacturing team of over 90 full-time employees as of December 31, 2014, located mainly in Asia with a few in the U.S., is responsible for managing contractor relationships, logistics, production oversight, quality control and certain elements of new product development. Additionally, we often specify and procure proprietary raw materials and supervise product assembly and shipping to our distribution facilities. By maintaining both centralized and local control over product development, sourcing and distribution, we believe we are able to protect our proprietary designs and distinct components and ensure that consumers will continue to differentiate our products from those of our competitors.
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
We source all of our manufacturing and assembly functions at over 20 third-party Asian manufacturers in China, Vietnam and Thailand. In 2010, we began to manufacture in the Dominican Republic as a sourcing diversification strategy which takes advantage of Caribbean free trade arrangements. This western hemisphere diversification strategy enables a shortened time to market in instances where product sales might otherwise require the utilization of costly airfreight to efficiently serve consumer demand.

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
We manage our working capital closely. We are able to collect trade receivables from our Indirect-to-Consumer accounts within 45 days on average. Our Direct-to-Consumer retail network generates cash as sales are made. Terms for our Indirect-to-Consumer North America accounts range from 30 to 60 days from point of shipment, although a group of accounts pay cash in advance or pay via credit card. Terms for our Indirect-to-Consumer International accounts range from 30 to 90 days. From time to time, we have increased our inventory levels to meet new product launches or promotions, but have financed these increases through internally generated funds. Similarly, our company-owned store expansion efforts are financed through internally generated funds. Large increases in inventory levels have been transitory and infrequent. We manage our trade payables carefully and through longstanding relationships with our suppliers.
Our main domestic distribution facility is a company-owned 364,265 square foot operations center in Vidalia, Georgia. The Vidalia facility operates within a free-trade zone established in connection with the port of Savannah, Georgia. Additionally, we have expanded our German warehousing capabilities to serve our European operations and contracted with a third-party warehousing facility in Thailand to better serve our expanding international operations. During 2013, we secured additional warehouse space in Thailand to accommodate the robust growth in demand for our goods throughout Asia.
Our operating and application systems facilitate the global planning, sales and distribution of our products to our consumers. In 2002, we replaced our then existing software with an enterprise-wide installation of the SAP Enterprise Resource Planning system, or SAP. Today, our systems link the North American, European and Asian businesses, which results in concise information flow. SAP also provides a technological platform for our future revenue and supply chain growth initiatives. We have an integrated supply chain operation which allows seamless communication, consistency of data and real-time information to and from our Asian operations and sourcing team.
Warranty and Repair
The quality and craftsmanship that goes into our products is a critical component of our brand’s appeal. We believe that our after-sales service sets us apart from our competition and contributes to our extremely loyal consumer base. To maintain the highest standards for our after-sales service, we invest several million dollars annually in after-sales service and maintain service facilities around the world. In addition, many basic repairs are completed at the retail store level. In North America, all major repair operations are processed in our Vidalia, Georgia facility where, as of December 31, 2014, 59 highly-trained technicians are capable of repairing or reconstructing a Tumi product, if needed. We also maintain a repair facility in our German customer service center and several contract repair service centers in the UK, Asia and the Middle East. The repair and after-sales service organizations provide valuable data to our designers and engineers which enhances our product component and construction evaluation and improvement.
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
Available Information
We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet address is http://www.tumi.com. The contents of our website are not part of this annual report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only.
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
Employees
As of December 31, 2014, we employed 1,484 people, including both full-time and part-time employees. Of these employees, 696 were engaged in North American retail selling positions, 228 were employed in the EMEA region (including retail), 99 were engaged in product development, quality control and sourcing in Asia, 231 were employed at our distribution center in Vidalia, Georgia and 230 were engaged globally in corporate support and administrative functions. None of our employees are represented by a union. We believe that relations with our employees are satisfactory and we have never encountered a strike or significant work stoppage.
Seasonality
Our business is seasonal in nature and as a result, our net sales and working capital requirements fluctuate from quarter to quarter. Our fourth quarter is a significant period for our results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. We expect inventory levels, along with an increase in accounts payable and accrued expenses, to reach their highest levels in anticipation of the increased net sales during this period. In 2014 and 2013, fourth quarter net sales represented approximately 31% and 32% of our total annual net sales. Operating income in the same periods represented approximately 40% and 37% of our total annual operating income, respectively.
See “Risks Related to Our Business—Our results of operations are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of our common stock.”

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
Sales of travel goods, which comprised approximately 43% of our net sales in 2014, are significantly dependent on travel as a driver of consumer demand. The growing “wealth effect” in emerging markets and the growth in low-cost airlines in both developed and emerging economies, among other factors, have contributed to increased travel levels and increased spending on travel goods over the past ten years, which has in turn contributed to our growth. A significant portion of our consumers travel by air, and many of our products are targeted at travelers in general and at air travelers in particular. The travel industry is highly susceptible to certain kinds of events that can depress travel generally and accordingly depress demand for travel and travel-related products, including outbreaks of contagious disease, natural disasters, acts of war, terrorist attacks or other catastrophic events. Additionally, adverse changes in global economic conditions can have a negative effect on business and leisure travel. If the travel industry is impacted, either globally or in any region in which we have significant operations, by events that depress travel levels, sales of our travel goods could decline significantly, which could have a material adverse effect on our results of operations and financial position.
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
From January 1, 2010 through December 31, 2014, we increased our number of company-owned stores from 84 to 152. Our growth strategy depends, in part, on our ability to continue to successfully open and operate new company-owned stores. Such ability depends on many factors, some of which are not in our control, including our ability to:

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
Increasing costs for raw materials (due to limited availability or otherwise), labor or freight could make our sourcing processes more costly and negatively affect our gross margin and profitability. Labor costs at many of our independent manufacturers’ sites have been increasing and it is unlikely that these increases will abate. Wage and price inflation in our source countries could cause unanticipated price increases which may be significant. Such price increases by our independent manufacturers could be rapid in the absence of written manufacturing contracts. Energy costs have fluctuated dramatically in the past and may fluctuate in the future. Rising energy costs may increase our costs of transporting our products for distribution, our utility costs in our offices and company-owned stores and the costs of products that we source from independent suppliers. Further, many of our products are made of materials, such as ballistic nylon, high impact plastics, plastic-injected molded parts and lightweight high tensile strength metals, that are either petroleum-based or require energy to construct and transport. Our independent suppliers and manufacturers may attempt to pass any cost increases on to us, and our relationships with them may be harmed or lost if we refuse to pay such increases, which could lead to product shortages. If we pay such increases, we may not be able to offset them through increases in our pricing and other means, which could adversely affect our ability to maintain our targeted gross margins. If we attempt to pass the increases on to consumers, our sales may be adversely affected.
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
We operate in a global marketplace with approximately 33% of our 2014 net sales from operations outside North America. In addition, international sales growth is a key element of our growth strategy. We are subject to risks associated with our international operations, including:

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
Furthermore, some of our international operations are conducted in parts of the world that experience corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010), our employees, distributors and wholesalers could take actions that violate applicable anti-corruption laws or regulations. Violations of these laws, or allegations of such violations, could have an adverse impact on our reputation, our results of operations or our financial position.
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
A significant portion of our net revenues and operating cash flows have historically been realized during November and December each year, primarily due to increased retail activity during the holiday seasons, and therefore the fourth quarter factors more significantly into our results for the fiscal year. In 2014, fourth quarter net sales and operating income represented 31% and 40%, respectively, of our annual net sales and operating income. Any disruption in our ability to process, produce and fill customer orders in the fourth quarter could have a negative effect on our quarterly and annual operating results. Additionally, any disruption in our business operations or other factors that could lead to a material shortfall compared with our expectations for the fourth quarter could result in a significant shortfall in net sales and operating cash flows for the full year.
The growth of our business depends on the successful execution of our growth strategy, including our efforts to expand internationally and grow our e-commerce business.
Our current growth strategy depends on our ability to continue to expand geographically in a number of international regions including Asia, Europe and South America. We plan to enter into additional distribution agreements with our partners to open additional points of distribution. These distribution arrangements are contingent upon our partners’ ability to help expand distribution points and open Tumi free-standing shops in defined territories. If our partners do not perform as we expect we may be required to seek new partners, and the delay this would cause could limit our ability to maintain our growth rate. In addition, we recently expanded into India and Brazil, but barriers to trade, including high tariffs, may depress our earnings potential in those and other markets. Further, the implementation of higher tariffs, quotas or other restrictive trade policies in any international regions in which we operate or seek to operate could adversely affect our ability to maintain our existing, or commence new, international operations, which could have an adverse impact on our growth strategy. We have only recently begun to focus and expand our operations in countries in the Asia-Pacific and Latin American regions, and in many of them we face established competitors. Countries in these regions often have different operational characteristics from the regions in which we are more established, including employment and labor, transportation, logistics, real estate, and local reporting or legal requirements. Further, consumer demand behavior, as well as tastes and purchasing trends, may differ in these countries and, as a result, sales of our products may not be, or may take time to become, successful, and gross margins on those net sales may not be in line with what we currently experience. Our ability to execute our international growth strategy in countries where we have recently begun to focus our operations, or where we are not yet established, depends on our ability to identify, and maintain successful relationships with, local distribution and wholesale partners that have experience working with premium brands, understand local real estate considerations and appreciate regional market demographics, and we may not be able to identify and agree on terms with, or to successfully maintain relationships with, such partners. In those countries, we also face significant competition to attract and retain experienced and talented employees. If our international expansion plans are unsuccessful, our growth strategy and our financial results could be materially adversely affected.
From time to time, we consider selling our products internationally through a direct sales channel, rather than through distributors. Selling products directly offers certain advantages, such as control over the product selection and brand presentation. However, directly owning such operations requires greater investment of time and resources on our part. There can be no assurance that if we seek to sell our products directly, that we will be successful in securing adequate retail space, attract and retain necessary personnel or obtain any required local licenses. In addition, for countries in which we have appointed an exclusive distributor, recapturing these distribution rights may require us to negotiate a transition with our distributor. There can be no assurance that such a transition can be agreed to on terms that would be acceptable to us, or that any such transition, if undertaken, will result in better financial results than had been achieved by us under the prior distribution model.
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
The success of our business in each of the regions in which we operate depends on our ability to identify the key product and market trends in those regions and then to design and bring to market, in a timely manner, products that satisfy the current preferences of a broad range of consumers in each respective region (either by enhancing existing products or by developing new product offerings). Consumer preferences differ across and within each of our operating regions, and shift over time in response to changing aesthetics, means of travel and economic circumstances. We believe that our success in developing innovative products that meet our consumers’ functional needs is an important factor in maintaining and sustaining our image as a premium brand and our ability to charge premium prices. We may not be able to anticipate or respond to changes in consumer preferences in one or more of our operating regions, and, even if we do anticipate and respond to such changes, we may not be able to bring to market in a timely manner enhanced or new products that meet these changing preferences. If we fail to anticipate or respond to changes in consumer preferences or fail to bring to market, in a timely manner, products that satisfy new preferences, our market share and our net sales and profitability could be adversely affected.
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
Our Indirect-to-Consumer operating segments comprised approximately 49% of our net sales and 54% of our segments’ total operating income in 2014, while our Direct-to-Consumer operating segments comprised approximately 51% of our net sales and 46% of our segments’ total operating income in 2014. Many of our wholesale customers are family-run enterprises that have limited access to capital and undefined succession plans. If these customers reduce or cease operations or close prematurely, we may not be able to replace distribution with our own stores or with other wholesale customers, or we may need to make substantial investments to replace any such lost distribution, and such investments may not be successful. The erosion of our wholesale customer base could have an adverse impact on our cash resources, our gross margins and our overall profitability, adversely impacting our growth plan.
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
Under generally accepted accounting principles, or GAAP, if we determine goodwill or other intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2014, we had goodwill of $142.8 million and other intangible assets of $130.4 million recorded in connection with our acquisition by Doughty Hanson in 2004. Other intangible assets, net consist primarily of brand/trade name, lease value and customer relationships.
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
Our business relies on net cash provided by our operating activities as our primary source of liquidity, and historically all of our growth activities have been funded using operating cash flows. To support our business and execute our growth strategy as planned, we will need to continue to generate significant amounts of cash from operations, including funds to pay our lease obligations, build out new store space, purchase inventory, pay personnel, invest further in our infrastructure and facilities, invest in research and development, and pay for the costs associated with operating as a public company. If our business does not generate cash flow from operating activities sufficient to fund these activities, and if sufficient funds are not otherwise available to us from our credit facility, we will need to seek additional capital, through debt or equity financings, to fund our growth. Conditions in the credit markets (such as availability of finance and fluctuations in interest rates) may make it difficult for us to obtain such financing on attractive terms or even at all. Additional debt financing that we may undertake, including in connection with our credit facility, may be expensive and might impose on us covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in merger, consolidation and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our stockholders. The holders of new securities may also have rights, preferences or privileges that are senior to those of existing holders of common stock. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we will be required to modify our growth and operating plans based on available funding, if any, which would inhibit our growth and could harm our business.
Indebtedness may restrict our current and future operations.
The agreement governing our credit facility contains, and our future debt instruments may contain, covenants that restrict our operations, including limitations on our ability to: grant liens; incur additional debt (including guarantees); pay dividends or distributions on or redeem or repurchase capital stock; prepay or repurchase certain debt; make investments; and consolidate or merge into, or sell substantially all of our assets to, another person or entity. Any of these restrictions could limit our ability to plan for and react quickly to changing economic, industry and competitive conditions, impair our liquidity and capital resources, and otherwise restrict our business operations. Our ability to comply with these restrictions may be affected by events beyond our control.
As of December 31, 2014, we had no borrowings under our amended and restated credit facility and available credit of $69.7 million. Any future indebtedness could have important consequences to the Company, including:

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
In 2014, we spent approximately 3% of our net sales on advertising and promotion expenses. Our marketing strategy depends on our ability to promote our brand’s message by using store window campaigns, product placements in editorial sections, social media to promote new product introductions in a cost effective manner, the use of catalog mailings and, from time to time, the use of newspapers and magazines. We typically do not employ traditional advertising channels such as billboards, television and radio. If our marketing efforts are not successful at attracting new consumers and increasing purchasing frequency by our existing consumers, there may be no cost-effective marketing channels available to us for the promotion of our brand. If we increase our spending on advertising, or initiate spending on traditional advertising, our expenses will rise, and our advertising efforts may not be successful. In addition, if we are unable to successfully and cost-effectively employ advertising channels to promote our brand to new consumers and new markets, our growth strategy may be adversely affected.
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
We lease substantially all our facilities and company-owned store locations and lease-related expense is a significant component of our operating expenses, accounting for $35.9 million in 2014. We typically occupy our stores under operating leases with terms of up to ten years. We have been able to negotiate favorable rental rates in the past due in part to the state of the economy; however, in an improving commercial real estate market, we expect rates to increase upon renewal in the near term. Many of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping center does not meet specified occupancy standards. In addition to future minimum lease payments, some of our store leases provide for the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have escalating rent provisions over the initial term and any extensions. As we grow our store base, our lease expense and our cash outlays for rent under lease agreements will increase. Our substantial operating lease obligations could have significant negative consequences, including:

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

Additional sites that we lease may be subject to long-term non-cancellable leases if we are unable to negotiate our current standard lease terms. In the past five years, we have closed 12 stores. If an existing or future store is not profitable and we decide to close it, then we may nonetheless be committed to perform our obligations under the applicable lease, including paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under the lease. Our inability to enter new leases or renew existing leases on acceptable terms or be released from our obligations under leases for stores that we close would, in any such case, affect us adversely.
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
Our e-commerce websites and our company-owned stores are currently a source of Direct-to-Consumer sales, and serve as a marketing tool for the Tumi brand. A significant challenge to Direct-to-Consumer sales and communications, including the operation of our websites, is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. On our websites, a majority of the sales are billed to our consumers’ credit card accounts directly, orders are shipped to a consumer’s address, and consumers log on using their email address. In such transactions, maintaining complete security for the transmission of confidential information on our websites, such as consumers’ credit card numbers and expiration dates, personal information and billing addresses, is essential to maintaining consumer confidence. In addition, we hold certain private information about our consumers, such as their names, addresses, phone numbers and browsing and purchasing records.
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
As a result of rapid growth in the number of our store locations and complexity of our business, we have been reviewing the adequacy of certain core information technology platforms used to run our business. While we believe that our main enterprise resource planning system is robust enough to support our business requirements for the foreseeable future, other systems may need to be substantially upgraded or replaced. In the future, it may be necessary to replace or upgrade core information technology platforms such as our enterprise resource planning platform or store point-of-sale system, our inventory forecasting and replenishment system, our state tax reporting system and our web-based sales system, among others. Unanticipated costs and unsuccessful execution of these upgrades may, among other things, disrupt our ability to effectively manage inventory and sourcing and harm our business, financial condition and results of operations.
Replacement and upgrade of our e-commerce platform to a new platform may encounter difficulties or delays.
During 2014, we transitioned our North American web services to an internally managed model. In 2015 we plan to insource our international websites and expand into more European countries. As part of this initiative, we are replacing and upgrading our e-commerce platform. Unanticipated difficulties and costs related to this project, or unsuccessful or delayed execution of the project, may disrupt our operations, reduce customer satisfaction with their online experience, damage our brand and reputation or have an adverse effect on our financial condition and results of operations.
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

Compliance with government regulations regarding the use of “conflict minerals” may result in increased costs and risks to the Company.

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”), the Securities and Exchange Commission (the “SEC”) has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. We will have to publicly disclose whether we manufacture (as defined in the Act) any products that contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of the Act.  Additionally, customers typically rely on us to provide critical data regarding the parts they purchase, including conflict mineral information. Our material sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins for conflict minerals used in the products we sell. We have many suppliers and each provides conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of conflict minerals used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. This may limit the number of suppliers that can provide products in sufficient quantities to meet customer demand or at competitive prices.

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
•
the public’s response to our, or our competitors’, filings with the SEC or announcements regarding new products or services, enhancements, significant contracts, acquisitions, strategic investments, litigation, restructurings or other significant matters;

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
We have never paid cash dividends on our common stock. We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business and for general corporate purposes and do not anticipate paying cash dividends. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any contractual provisions, including under the agreement governing our amended credit facility and any other agreements governing indebtedness we may incur, and will depend on, among other factors, our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. As a result, you should expect to receive a return on your investment in our common stock only if the market price of the stock increases, which may never occur.

Doughty Hanson may exert influence over us and our significant corporate decisions.
As of December 31, 2014, Doughty Hanson owned approximately 13.4% of our outstanding common stock and controlled approximately 13.4% of the outstanding voting power of our common stock. For so long as Doughty Hanson owns a significant portion of our common stock, Doughty Hanson will be able to exert significant voting influence over us and our significant corporate decisions.
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
We may issue additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market by us or our existing stockholders, or the perception that such sales could occur. In addition, we filed a registration statement on Form S-8 under the Securities Act to register 6,786,667 shares of our common stock for issuance under the 2012 Long-Term Incentive Plan, or the 2012 Plan (of which 2,200 shares have been issued). As a result, any shares or other equity awards issued under the 2012 Plan, subject to any vesting requirements, will be freely tradable in the public market.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES
The following table sets forth the location, use and size of Tumi’s distribution, corporate and product development facilities as of December 31, 2014. We lease substantially all of our facilities with the leases expiring at various times through 2024, subject to renewal options.

Location	Use	Approximate Square Footage
Vidalia, Georgia	Distribution and consumer service	364,265	(1)
South Plainfield, New Jersey	Corporate, sourcing and product development	47,905
Neuenrade, Germany	Distribution and operations	32,851	(2)
Unna, Germany	Distribution and operations	102,300	(2)
New York, New York	Showroom, design and marketing	19,492
Shenzhen and Dongguan, China	Sourcing, lab and repair	13,055
Hong Kong	Sourcing	10,532

(1)	We own one property in Vidalia, Georgia with approximately 364,265 square feet of space. This facility is subject to a security lien in accordance with our amended and restated credit facility.
(2)
During 2014, we moved to an expanded warehouse facility in Western Europe while continuing to operate our existing warehouse in transition. Our lease in Neuenrade, Germany expires during the first quarter of 2015.

In addition, we lease spaces in France, Taiwan, and Thailand for sales and sourcing offices and lab and distribution functions, as well as a satellite warehouse in Vidalia, Georgia. We also employ the services of a third-party logistics firm in Thailand to aid distribution in Asia.
As of December 31, 2014, we also leased locations for 99 North American company-owned full price retail stores, 34 North American company-owned outlet stores and 19 company-owned international retail stores, with an aggregate total square footage of 248,168. These leases expire at various times through 2027. In addition, we occasionally lease off-site storage units for some of our retail locations.
We consider these properties to be in generally good condition and believe that our facilities are adequate for the current operating requirements of our business and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including proceedings to protect our intellectual property rights, challenges to our intellectual property rights or assertions of such rights by others. As part of our monitoring program for our intellectual property rights, from time to time we pursue legal action in the U.S. and abroad for acts of trademark counterfeiting, trademark infringement, trademark dilution, patent infringement or breach of other state or foreign laws. These actions often result in seizure of counterfeit merchandise and negotiated settlements with defendants. Defendants sometimes raise the invalidity or unenforceability of our proprietary rights as affirmative defenses or counterclaims. We currently have no material legal proceedings pending.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the symbol “TUMI.” On February 25, 2015, the closing price of our common stock as reported by the NYSE was $22.80. As of February 25, 2015, we had 22 stockholders of record.
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange:

Period	High	Low
For the first fiscal quarter of 2013 (January 1, 2013 to March 31, 2013)	$24.76	$19.44
For the second fiscal quarter of 2013 (April 1, 2013 to June 30, 2013)	$25.58	$20.63
For the third fiscal quarter of 2013 (July 1, 2013 to September 29, 2013)	$26.24	$19.90
For the fourth fiscal quarter of 2013 (September 30, 2013 to December 31, 2013)	$24.43	$18.66
For the first fiscal quarter of 2014 (January 1, 2014 to March 30, 2014)	$24.71	$19.27
For the second fiscal quarter of 2014 (March 31, 2014 to June 29, 2014)	$23.29	$17.55
For the third fiscal quarter of 2014 (June 30, 2014 to September 28, 2014)	$23.75	$19.25
For the fourth fiscal quarter of 2014 (September 29, 2014 to December 31, 2014)	$24.31	$18.77

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected historical consolidated financial information set forth below at December 31, 2014 and 2013 and for each of the years ended December 31, 2014, 2013 and 2012 has been derived from our audited consolidated financial statements included elsewhere in this report. The selected historical consolidated financial information at December 31, 2012, 2011 and 2010 and for each of the years ended December 31, 2011 and 2010 has been derived from our audited consolidated financial statements not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the following information together with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto appearing elsewhere in this report.

	For the years ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Income Statement Data:
Net sales	$527,194	$467,438	$398,551	$329,968	$252,803
Cost of sales	221,227	198,593	170,092	140,954	106,533
Gross margin	305,967	268,845	228,459	189,014	146,270
Operating expenses:
Selling	36,447	28,875	24,929	21,957	16,865
Marketing	16,528	17,373	13,713	13,377	7,779
Retail operations	115,763	98,720	81,379	67,465	57,526
General and administrative(1)	43,799	37,514	36,762	25,782	23,474
Total operating expenses	212,537	182,482	156,783	128,581	105,644
Operating income	93,430	86,363	71,676	60,433	40,626
Other income (expenses):
Interest expense	(477)	(733)	(1,392)	(2,423)	(4,753)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	—	(7,892)	(22,857)	(20,779)
Earnings from joint venture investment	279	184	845	587	529
Foreign exchange gains (losses)	475	388	(287)	(61)	(975)
Other non-operating income (expenses)	132	(94)	554	267	(167)
Total other income (expenses)	409	(255)	(8,172)	(24,487)	(26,145)
Income before taxes	93,839	86,108	63,504	35,946	14,481
Provision for income taxes	35,830	31,549	26,721	19,354	14,377
Net income	$58,009	$54,559	$36,783	$16,592	$104
Weighted average common shares outstanding:
Basic(2)	67,867,529	67,866,667	63,304,838	52,536,224	52,536,224
Diluted(2)	67,878,340	67,870,688	63,304,948	52,536,224	52,536,224
Basic earnings per common share(2)	$0.85	$0.80	$0.58	$0.32	$—
Diluted earnings per common share(2)	$0.85	$0.80	$0.58	$0.32	$—

	For the years ended December 31,
	2014	2013	2012	2011	2010

Other Financial and Operational Data:
Depreciation and amortization (in thousands)	$18,156	$14,187	$11,504	$10,089	$9,788
Number of company-owned stores (at period end)	152	130	114	97	86
Average net sales per square foot(3)	$1,082	$1,088	$1,051	$972	$821
Comparable store sales growth (for period)(4)
North America full-price	3.7%	0.2%	6.8%	22.2%	30.5%
North America outlet	7.8%	10.5%	15.3%	17.2%	21.4%
North America e-commerce	27.1%	19.9%	33.5%	34.0%	16.5%
International, excluding e-commerce (in Euros)	16.8%	12.9%	15.4%	10.8%	22.0%
International e-commerce (in Euros)	30.9%	10.4%	55.9%	58.8%	(18.1)%
Consolidated Balance Sheet Data (at period end; in thousands):
Cash and cash equivalents	$52,796	$37,613	$36,737	$32,735	$19,209
Working capital(5)	$68,719	$53,362	$44,536	$33,968	$25,058
Total assets	$562,830	$506,487	$469,241	$446,341	$408,990
Long-term debt (including current portion)	$—	$8,000	$45,000	$64,000	$76,000
Mandatorily redeemable preferred stock and preferred equity interests	$—	$—	$—	$251,429	$228,572
Total liabilities	$135,947	$138,489	$158,156	$427,624	$407,299
Total stockholders’ equity	$426,883	$367,998	$311,085	$18,717	$1,691

(1)
General and administrative expenses includes warranty and repair costs, product design and development costs, shipping and distribution costs, amortization of customer list and other general operating expenses. Included in 2012 is the special cash bonus paid to the CEO in connection with the IPO of $5.5 million.

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

(4)
Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2014 will not impact the comparable store comparison until January 1, 2016. Additionally, temporary store closings, store expansions and store relocations are excluded from the comparable store base under most circumstances.

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
Subsequent to our IPO, we completed secondary offerings in November 2012, April 2013 and September 2014. These offerings, however, did not have any effect on the number of shares outstanding, as all shares in such offerings were sold by existing stockholders.
Since 2010, we have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales have grown from $252.8 million in 2010 to $527.2 million in 2014, representing a compound annual growth rate of 20%. This increase in net sales resulted primarily from an increase in the number of our company-owned stores from 84 as of January 1, 2010 to 152 as of December 31, 2014, as well as an increase in average net sales per square foot in company-owned stores from $821 for the year ended December 31, 2010 to $1,082 for the year ended December 31, 2014, and continuous growth in our e-commerce business and international wholesale sales. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have recently increased our focus on our women’s line, which we estimate has grown from representing approximately 10% of our net sales in 2010 to approximately 13% of our net sales in 2014, and on increasing our overall online presence, for which net sales grew approximately 31% from 2013 to 2014. Since 2010, Direct-to-Consumer e-commerce net sales per fiscal year have ranged from 12% to 15% of total Direct-to-Consumer net sales.
In recent years, the travel products industry has seen a trend in consumer preferences towards lighter-weight luggage and travel accessories, as well as merchandise that makes mobile computing and communication more convenient. In light of these trends, we have developed products that fulfill those identified needs, such as our Vapor and Tegra-Lite lines. We have also developed a variety of mobile electronic accessories designed for frequent travelers. We estimate that the accessories category represents approximately 14% of our net sales in 2014. Additionally, we have seen an increase in the relative percentage of our net sales derived from our premium product line and updates of our core product line, and a decrease in the relative percentage of our net sales derived from our legacy core product line in recent years.
We believe there is a significant opportunity to continue to expand our store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestige street venues. We opened 25 new company-owned stores in the year ended December 31, 2014. We currently expect to continue to open company-owned stores in the foreseeable future. Most of the locations we have identified for new company-owned stores are for full-price stores, while the remaining locations are for outlet stores. We also believe there are opportunities to open additional stores in airport locations, as well as luxury casinos.
We believe we have the capacity to increase our Indirect-to-Consumer net sales, both in North America and internationally. In particular, we plan to continue to grow in key Asian markets, particularly China. Currently, more than 20% of our net sales in the Asia-Pacific region are to greater China, with Japan and South Korea being the next largest contributors. Additionally, Indirect-to-Consumer net sales in the Asia-Pacific region have more than doubled in the past five years. We also plan to increase the number of wholesale doors in key European markets including Germany, France and the United Kingdom, and to expand wholesale distribution in Central and South America, while also expanding our product portfolio offered in existing wholesale doors. We believe there is also significant opportunity to open additional points of distribution in airport locations in many of these regions. In North America, we expect to grow net sales by increasing our wholesale door presence, expanding our accessories business in department stores, increasing the variety of products available to third party e-commerce providers and increasing penetration of the Canadian market through department stores, specialty stores, e-commerce sales and new distribution partners. Since 2010, Indirect-to-Consumer net sales have increased in EMEA, the Asia-Pacific region, North America and Central and South America.
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
One-time charges
Pursuant to an amended and restated letter agreement dated July 8, 2009, Jerome Griffith, our Chief Executive Officer, President and Director, was entitled to receive a one-time special bonus upon the consummation of a qualified sale event or initial public offering that resulted in an enterprise value of our company of $600.0 million or greater. Mr. Griffith received a special bonus payment of $5.5 million (pre-tax) in connection with the IPO. We recorded this compensation expense during the second quarter of 2012, which thereby reduced operating income and net income. In addition, the Company incurred $0.6, $0.5 and $0.2 million in one-time costs associated with our secondary offerings completed in November 2012, April 2013, and September 2014 respectively, which included legal and accounting costs and various other fees associated with these offerings.
Pursuant to the Company’s agreement with its web services provider, the Company served an early termination notice to said provider in the second quarter of 2013 and accrued a $1,500,000 (pre-tax) early termination fee pursuant to the terms of this agreement. This amount was paid in December 2013. The original agreement was scheduled to expire on December 31, 2015. The Company transitioned its North America web store during the fourth quarter of 2014 and intends to transition its international web stores to a more insourced model during 2015. The Company intends to continue to use the third-party provider’s services for its international web stores until such time.
Key Performance Indicators
A key performance indicator that we use to manage our business and evaluate our financial results and operating performance is average net sales per square foot. Average net sales per square foot, which relates to company-owned stores only, provides us with a measure to evaluate our store sales trends and to assess the operational performance of our stores. This measure is supplemented by a number of non-financial operating metrics related to store performance, which provide benchmarks against which to evaluate store efficiencies but are not considered by management to be reliable financial metrics. Undue reliance should not be placed on this measure as our only measure of operating performance.
Average net sales per square foot decreased by approximately $6, or less than 1%, to $1,082 for the year ended December 31, 2014 from $1,088 for the year ended December 31, 2013. This decrease was primarily due to the effect of the relocation of certain highly productive stores and their related exclusion from the square footage base, as well as the addition of certain large but less mature stores to the square footage base during 2014.

Average net sales per square foot increased by approximately $37, or 4%, to $1,088 for the year ended December 31, 2013 from $1,051 for the year ended December 31, 2012. This increase was primarily due to higher store traffic and new product introductions, as well as improved store efficiency.
In previous years, we considered adjusted EBITDA and net income before preferred dividend expense (non-cash) to be key performance indicators that we used to manage our business. Management no longer uses this information to evaluate profitability or operating performance, and therefore, these metrics are not included in this report.
Our Operating Segments
We evaluate operating performance based on net sales and operating income in four operating segments.
Direct-to-Consumer North America
As of December 31, 2014, we sold our products directly to consumers through a network of 133 company-owned retail stores consisting of full-price stores and outlet stores strategically positioned in high-end retail malls or street venues. We also sell our products directly to consumers through our e-commerce website.
Direct-to-Consumer International
As of December 31, 2014, we sold directly to consumers through a network of 19 company-owned full-price and outlet stores in high-end street venues and select malls in international locations. We also sell our products directly to consumers through our two international e-commerce websites.
Indirect-to-Consumer North America
As of December 31, 2014, we sold to wholesale customers in North America through approximately 700 doors, including specialty luggage retailers, prestige department stores and business-to-business channels. Many of our wholesale customers also operate their own e-commerce websites through which they sell our products. Our products are also sold in partner stores, operated by local distributors or retailers, that carry only Tumi products and are governed by strict operating guidelines that we dictate.
Indirect-to-Consumer International
As of December 31, 2014, we sold our products to international wholesale customers through approximately 1,000 doors, approximately 54% of which are in the EMEA region, 41% of which are in the Asia-Pacific region, and 5% of which are in Central and South America. We have distribution channels in Australia, China, Europe, Hong Kong, the Middle East, South Africa, Japan, South Korea, Southeast Asia and Taiwan, among others. Our products are also sold in partner stores, operated by local distributors or retailers, that carry only Tumi products and are governed by strict operating guidelines that we dictate. We also operate concessions in department stores throughout Europe and the Middle East. Many of our wholesale customers also operate their own e-commerce websites through which they sell our products.
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

Results of Operations
The following table sets forth consolidated operating results and other operating data for the periods indicated:
Operating results

	For the years ended December 31,
	2014	2013	2012
	(In thousands)
Net sales	$527,194	$467,438	$398,551
Cost of sales	221,227	198,593	170,092
Gross margin	305,967	268,845	228,459
Operating expenses
Selling	36,447	28,875	24,929
Marketing	16,528	17,373	13,713
Retail operations	115,763	98,720	81,379
General and administrative	43,799	37,514	36,762
Total operating expenses	212,537	182,482	156,783
Operating income	93,430	86,363	71,676
Other income (expenses)
Interest expense	(477)	(733)	(1,392)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	—	(7,892)
Earnings from joint venture investment	279	184	845
Foreign exchange gains (losses)	475	388	(287)
Other non-operating income (expenses)	132	(94)	554
Total other income (expenses)	409	(255)	(8,172)
Income before income taxes	93,839	86,108	63,504
Provision for income taxes	35,830	31,549	26,721
Net income	$58,009	$54,559	$36,783

Percentage of net sales

	For the years ended December 31,
	2014	2013	2012
Net sales	100%	100%	100%
Cost of sales	42%	42%	43%
Gross margin	58%	58%	57%
Operating expenses
Selling	7%	6%	6%
Marketing	3%	4%	3%
Retail operations	22%	21%	21%
General and administrative	8%	8%	9%
Total operating expenses	40%	39%	39%
Operating income	18%	18%	18%
Other income (expenses)
Interest expense	—%	—%	—%
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—%	—%	(2)%
Earnings from joint venture investment	—%	—%	—%
Foreign exchange gains (losses)	—%	—%	—%
Other non-operating income (expenses)	—%	—%	—%
Total other income (expenses)	—%	—%	(2)%
Income before income taxes	18%	18%	16%
Provision for income taxes	7%	7%	7%
Net income	11%	12%	9%
____________________________________________
*The percentages in the above table may not foot due to rounding.

The following table summarizes the number of company-owned stores open at the beginning and the end of the periods indicated:

	For the years ended December 31,
	2014	2013	2012
Number of stores open at beginning of period	130	114	97
Stores opened	25	17	19
Stores closed	(3)	(1)	(2)
Number of stores open at end of period	152	130	114

Year ended December 31, 2014 compared with the year ended December 31, 2013
Net sales
The following table presents net sales by operating segment for the year ended December 31, 2014 compared with the year ended December 31, 2013.

	2014	2013	% Change
	(dollars in thousands)
Direct-to-Consumer North America	$243,142	$209,214	16%
Direct-to-Consumer International	28,265	22,408	26%
Indirect-to-Consumer North America	111,191	107,303	4%
Indirect-to-Consumer International	144,596	128,513	13%
Total	$527,194	$467,438	13%

Net sales increased $59.8 million, or 13%, to $527.2 million in 2014 from $467.4 million in 2013. Net sales increased across all of our operating segments for the year ended December 31, 2014 as compared with the year ended December 31, 2013. Net sales increased due principally to an increase in volume resulting from new store openings, positive overall comparable store sales from existing stores, increased sales growth from our wholesale customers in the EMEA and Asia-Pacific regions, continued growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce and continued consumer acceptance of our lighter weight product and new product introductions. During the year ended December 31, 2014, we successfully re-launched our Alpha Travel Collection (Alpha 2), re-launched our Voyageur collection, launched our Tegra-lite Max collection and introduced seasonal colors which continue to receive positive consumer acceptance. Overall, store traffic patterns improved slightly during the year, particularly in outlets. While there were no significant price increases on existing products during the period, we did slightly raise price points on Alpha 2. The effect on net sales was immaterial. As previously disclosed, weaker than expected first quarter wholesale sales in Asia and North America had a moderating effect on these positive factors. We believe that the inclement weather in the first quarter of 2014 in certain North American markets also had a negative effect on sales. Additionally, there were 25 new company-owned store openings, 2 store relocations, 8 store renovations and 3 store closures during the year ended December 31, 2014. New stores opened during the year contributed approximately 18% of the overall sales growth from the year ended December 31, 2013 to the year ended December 31, 2014.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 16% increase for the year ended December 31, 2014 as compared with the year ended December 31, 2013. North America full-price comparable store sales increased 4%, North America outlet comparable store sales increased 8% and our North America e-commerce sales increased 27%. Overall, including our e-commerce website, North America comparable store sales increased 9% for the period. Additionally, of the new stores opened during 2014, 21 were in the North America segment and contributed to approximately 23% of the net sales growth in the Direct-to-Consumer North America segment from the year ended December 31, 2013 to the year ended December 31, 2014.
Net sales attributable to the Direct-to-Consumer International segment experienced a 26% increase for the year ended December 31, 2014 as compared with the year ended December 31, 2013, with international full-price comparable store sales up 5% in US dollars and in Euros and international outlet comparable store sales up 29% in US dollars and in Euros. Our international e-commerce sales were up 31% in US dollars and in Euros. Overall, including our e-commerce websites, our international comparable store sales were up 18% in US dollars and in Euros for the period. Of the new stores opened during 2014, 4 were in Western Europe and contributed to approximately 47% of the Direct-to-Consumer International net sales growth from the year ended December 31, 2013 to the year ended December 31, 2014.
Overall, including e-commerce, comparable store sales for all Direct-to-Consumer channels increased 10% globally for the year ended December 31, 2014 as compared with the year ended December 31, 2013.
Net sales attributable to the Indirect-to-Consumer North America segment increased 4% for the year ended December 31, 2014 as compared with the year ended December 31, 2013. The Indirect-to-Consumer North America net sales have been favorably impacted by strong sales through our wholesale customers’ e-commerce websites, as well as the aforementioned enthusiasm around our lightweight products and additions to our collections. This was partially offset by our decision to limit our special markets business in an effort to reduce the incidences of product diversion and trans-shipping abuses that have become a more common occurrence in Asia, particularly in Japan and South Korea, where the Tumi brand is becoming increasingly popular. Certain special markets customers have been a source of unauthorized product diversion in the past. While difficult to assess the financial impact of trans-shipping, we believe that it is damaging to the brand image in these emerging markets. In addition, Indirect-to-Consumer North America net sales were adversely affected by markdowns related to the discontinuation of the T-Tech brand and certain older SKUs in the fourth quarter of 2014, as well as a more promotional marketplace in our department store business during the holiday season. The Company also reduced certain less productive points of distribution as part of a continuing strategy to enhance brand image and presentation.
Net sales attributable to the Indirect-to-Consumer International segment increased 13% for the year ended December 31, 2014 as compared with the year ended December 31, 2013. Our Indirect-to-Consumer International net sales have been favorably impacted by strong performance in the Asia and EMEA regions and increased points of distribution in the Asia region, aided by positive reaction to new product introductions.
Operating income
The following table presents operating income (loss) by operating segment for the year ended December 31, 2014 compared with the year ended December 31, 2013.

	2014	2013	% Change
	(dollars in thousands)
Direct-to-Consumer North America	$69,871	$62,485	12%
Direct-to-Consumer International	2,793	2,941	(5)%
Indirect-to-Consumer North America	41,213	40,637	1%
Indirect-to-Consumer International	45,291	39,829	14%
Non-allocated corporate expenses	(65,738)	(59,529)	(10)%
Total	$93,430	$86,363	8%

Operating income increased $7.1 million, or 8%, to $93.4 million in 2014 from $86.4 million in 2013. Overall, our operating income has benefited from continued volume related growth, store openings in the Direct-to-Consumer segments, strong performance in the Asia and EMEA regions and strong sales through our wholesale customers’ e-commerce websites. During 2014, we continued to invest in the Company’s logistics capabilities, design resources, product management, IT infrastructure and human resource base.

Operating income attributable to the Direct-to-Consumer North America segment experienced a 12% increase for the year ended December 31, 2014 as compared with the year ended December 31, 2013. This was primarily due to growth in our comparable stores and growth from stores opened during 2013, partially offset by new store expenses as well as renovations in 2014. Historically, company-owned store operating margins generally strengthen after their first year of operation. In addition, we had strong growth in our e-commerce sales, partially offset by the incremental investment of approximately $2.2 million required to support the transition of our web stores to a more insourced model, which we expect to improve functionality and efficiency.

Operating income attributable to the Direct-to-Consumer International segment experienced a 5% decrease for the year ended December 31, 2014 as compared with the year ended December 31, 2013. This decrease was principally related to the pre-opening expenses and start-up costs for our new flagship store on Regent Street in London, as well as our new store in Marseille, France, both of which opened in the second quarter of 2014.

Operating income attributable to the Indirect-to-Consumer North America segment experienced a 1% increase for the year ended December 31, 2014 as compared with the year ended December 31, 2013. This was primarily due to the mix of sales in the channel. Operating margin was positively impacted by strong sales through our wholesale customers’ e-commerce websites. Sales in our specialty stores and special markets business were down during the year ended December 31, 2014, both of which are generally strong from a margin perspective.

Operating income attributable to the Indirect-to-Consumer International segment experienced a 14% increase for the year ended December 31, 2014 as compared with the year ended December 31, 2013. This increase was primarily due to an increase in gross margin dollars resulting from strong sales growth during the year, partially offset by additional investment in personnel and infrastructure in Asia of approximately $0.7 million.
Non-allocated corporate expenses increased 10% for the year ended December 31, 2014 as compared with the year ended December 31, 2013. This increase was primarily due to the addition of several designers, creative talent and product management personnel to help support our existing product lines and to aid in the development of our expanded product line. These aforementioned investments resulted in approximately $2.2 million of additional cost in the the year ended December 31, 2014. We have also invested approximately $1.5 million in our legal and finance resources, as well as related outside service fees to help accommodate our growth, and $1.0 million in our after sales service capabilities. In addition, we invested in our logistics capabilities in Western Europe by moving to an expanded warehouse facility to serve our growing business in the EMEA region, while continuing to operate our existing warehouse in transition, which resulted in incremental costs of approximately $0.4 million during the year ended December 31, 2014.
Operating margin remained consistent at 18% for the years ended December 31, 2014 and 2013, as the previously mentioned investments in our human resource base and our insourced web stores, which launched during the fourth quarter of 2014, as well as retail operations expense for new stores and the wrap effect of stores opened in 2014, offset some of our fixed cost leverage. During the year ended December 31, 2013, we incurred $0.5 million of offering costs associated with the secondary offering completed in April 2013 and the aforementioned $1.5 million termination fee to our website e-services provider in order to move to a more insourced model. Excluding the aforementioned termination fee and offering costs from the year ended December 31, 2013, operating income would have been $88.3 million and operating margin would have been 19%.
Other income and expense
Total other income, net increased $0.7 million, or 260%, to income of $0.4 million in 2014 from expense of $0.3 million in 2013. The overall increase was attributable to a reduction of interest expense due to the full repayment of debt in the second quarter of 2014.
Income tax expense
Provision for income taxes increased $4.3 million, or 14%, to $35.8 million in 2014 from $31.5 million in 2013, due principally to higher income before taxes, as well as a higher effective tax rate for the year ended December 31, 2014. The change in the effective tax rate was largely driven by the change in apportionment percentages for state purposes for the year ended December 31, 2014. Additionally, in 2013 we received the benefit of a $0.4 million reversal of an unrecognized tax benefit.
Net income
Net income increased $3.5 million, or 6%, to $58.0 million in 2014 from $54.6 million in 2013. This increase was due largely to the increase in net sales and gross margin dollars, partially offset by the aforementioned higher operating expenses which reflect the incremental personnel and professional services investment required to support the transition of our web stores to a more insourced model, as well as higher retail operations expenses related to new stores opened in 2014.
Basic and diluted weighted average shares outstanding for the years ended December 31, 2014 and 2013 were 67.9 million shares. Basic and diluted EPS was $0.85 per common share for the year ended December 31, 2014 versus $0.80 per common share for the year ended December 31, 2013.
Adjusting for the aforementioned one-time expenses for the year ended December 31, 2013 ($1.5 million termination fee, or $0.9 million after tax, and $0.5 million offering costs, or $0.3 million after tax), net income for the year ended December 31, 2014 would have increased $2.2 million, or 4%. Basic and diluted EPS adjusted for the aforementioned one-time costs would have been $0.82 per common share for the year ended December 31, 2013.
Year ended December 31, 2013 compared with year ended December 31, 2012
Net sales
The following table presents net sales by operating segment for the year ended December 31, 2013 compared with the year ended December 31, 2012.

	2013	2012	% Change
	(dollars in thousands)
Direct-to-Consumer North America	$209,214	$180,291	16%
Direct-to-Consumer International	22,408	17,879	25%
Indirect-to-Consumer North America	107,303	97,801	10%
Indirect-to-Consumer International	128,513	102,580	25%
Total	$467,438	$398,551	17%

Net sales increased $68.9 million, or 17%, to $467.4 million in 2013 from $398.6 million in 2012. Net sales increased across all of our operating segments for the year ended December 31, 2013 as compared with the year ended December 31, 2012. Sales increased due principally to an increase in volume resulting from new store openings, positive overall comparable store sales from existing stores, continued wholesale expansion outside the United States, continued growth in both Direct-to-Consumer and Indirect-to-Consumer e-commerce and continued consumer acceptance of our lighter weight products. There were 17 new company-owned store openings during 2013 (offset by 1 store closing). Overall, store traffic patterns remained stable during 2013. There were no material price increases during the period. We continued to grow our own e-commerce websites and our wholesale customers’ e-commerce websites also have shown positive results. Additionally, during 2013, there were new colors of Tegra-Lite introduced, a successful designer collaboration on a women’s collection with Anna Sui, and the introduction of Ticon, a collection designed to protect against identity theft. In the women’s line, both the Carlyle and Voyager collections also introduced seasonal colors to which consumers appeared to respond positively. While the net effect of these new colors (net of cannibalization) were not material, these seem to have been met with consumer enthusiasm. New stores opened during the year contributed approximately 12% of the overall sales growth from the year ended December 31, 2012 to the year ended December 31, 2013.
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
Net sales attributable to the Indirect-to-Consumer North America segment increased 10% and net sales attributable to the Indirect-to-Consumer International segment increased 25% for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The Indirect-to-Consumer North America net sales were favorably impacted by strong sales through our wholesale customers’ e-commerce websites as well as the aforementioned enthusiasm around our lightweight products and additions to our collections. This was partially offset by our decision to limit our special markets business in an effort to limit the incidences of product diversion and trans-shipping abuses that have become a more common occurrence in Asia, particularly in Japan and South Korea, where the Tumi brand is becoming increasingly popular. Certain special markets customers have been a source of unauthorized product diversion in the past. Our Indirect-to-Consumer International net sales have been favorably impacted by strong performance in Asia related to the opening of new wholesale points of distribution and in the EMEA region, aided by positive reaction to our lightweight collections.
Operating income
The following table presents operating income by operating segment for the year ended December 31, 2013 compared with the year ended December 31, 2012.

	2013	2012	% Change
	(dollars in thousands)
Direct-to-Consumer North America	$62,485	$57,208	9%
Direct-to-Consumer International	2,941	964	205%
Indirect-to-Consumer North America	40,637	37,038	10%
Indirect-to-Consumer International	39,829	29,658	34%
Non-allocated corporate expenses	(59,529)	(53,192)	(12)%
Total	$86,363	$71,676	20%

Operating income increased $14.7 million, or 20%, to $86.4 million in 2013 from $71.7 million in 2012. This improvement was a result of higher revenues and improved gross margin dollars partially offset by higher operating expenses.

Operating income attributable to the Direct-to-Consumer North America segment increased $5.3 million, or 9%, to $62.5 million for the year ended December 31, 2013 from $57.2 million for the year ended December 31, 2012. This was primarily due to growth in e-commerce net sales by 20% and growth from stores opened during the prior year, partially offset by higher retail operations expenses related to new stores opened in 2013. Historically, company-owned store operating margins generally strengthen after their first year of operation.

Operating income attributable to the Direct-to-Consumer International segment increased $1.9 million, or 205%, to $2.9 million for the year ended December 31, 2013 from $1.0 million for the year ended December 31, 2012. This increase was primarily driven by the growth in our comparable stores, partially offset by higher retail operations expenses related to the new store opened in Western Europe during the year ended December 31, 2013. Sales in this segment grew 25% as compared with the prior year, with comparable store sales up 16%.

Operating income attributable to the Indirect-to-Consumer North America segment increased $3.6 million, or 10%, to $40.6 million for the year ended December 31, 2013 from $37.0 million for the year ended December 31, 2012, primarily due to continued sales growth of 10% in this segment, partially offset by approximately $0.3 million for the addition of key account executives.

Operating income attributable to the Indirect-to-Consumer International segment increased $10.2 million, or 34%, to $39.8 million for the year ended December 31, 2013 from $29.7 million for the year ended December 31, 2012. This increase was primarily due to an increase in gross margin dollars, partially offset by additional investments in marketing of approximately $0.7 million in the segment and additional investment in our human resource base of approximately $0.6 million.

Non-allocated corporate expenses represent expenses and income not attributable to a particular operating segment and include core corporate expenses, such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs. Non-allocated corporate expenses increased $6.3 million, or 12%, to $59.5 million for the year ended December 31, 2013 from $53.2 million for the year ended December 31, 2012. The increase reflected the addition of several designers, creative talent and product management personnel to help support our existing product lines and to aid in the development of our expanded product line. These aforementioned investments resulted in approximately $1.4 million of additional cost for the year ended December 31, 2013. We increased marketing spending by approximately $2.5 million, as well as increased spending by approximately $0.5 million to expand our after sales service capabilities. We also increased our human resource base, which resulted in approximately $2.3 million of additional cost. In addition, during the year ended December 31, 2013, we incurred $0.5 million of offering costs associated with the secondary offering completed in April 2013 and a $1.5 million termination fee associated with a change in our website e-services provider in order to move to a more insourced model. During the year ended December 31, 2012, we incurred a $5.5 million one-time special bonus paid to the Chief Executive Office (“CEO”) in connection with the successful completion of the IPO and $0.6 million of offering costs associated with the secondary offering completed in November 2012 (see Note 1 of our audited consolidated financial statements for further information regarding our IPO and secondary offerings).

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
Seasonality
Our business is seasonal in nature and as a result, our net sales and working capital requirements fluctuate from quarter to quarter. Our fourth quarter is a significant period for our results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. We expect inventory levels, along with an increase in accounts payable and accrued expenses, to reach their highest levels in anticipation of the increased net sales during this period. In 2014 and 2013, fourth quarter net sales represented approximately 31% and 32% of our total annual net sales. Operating income in the same periods represented approximately 40% and 37% of our total annual operating income, respectively.
Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Our long-term credit facility has not historically been used to finance our capital requirements, but instead was used to refinance acquisition indebtedness originally incurred when Doughty Hanson and certain members of management at that time acquired the Company in 2004. We have from time to time drawn down on our revolving line of credit as short-term liquidity needs arise. We use our cash flows from operations to fund our store development activities.

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
Cash and cash equivalents
At December 31, 2014, 2013 and 2012, we had cash and cash equivalents of $52.8 million, $37.6 million and $36.7 million, respectively. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.

Cash flows from operating activities
Cash flows from operating activities consisted primarily of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation expense, dividend expense on mandatorily redeemable preferred stock and preferred equity interests, loss on disposal of fixed assets and other non-cash charges. Our cash flows from operations are largely dependent on sales to consumers and wholesale customers, which are in turn dependent on consumer confidence, store traffic, conversion, business travel and general economic conditions. We believe we have the ability to conserve liquidity when economic conditions become less favorable through any number of strategies including curtailment of store expansion plans and cutting discretionary spending.
We generated cash flows from operations of $60.5 million and $63.2 million during the years ended December 31, 2014 and December 31, 2013, respectively. The principal reason for the decrease was the prepayments made for our estimated income taxes.
We generated cash flows from operations of $63.2 million and $48.4 million during the years ended December 31, 2013 and 2012, respectively. The principal reason for this increase was the improvement in net income.
Investing activities
Cash flows used for investing activities consisted of capital expenditures for store expansion plans, store renovations, store openings, store relocations, information technology infrastructure, distribution infrastructure and product tooling costs.
Cash used for capital expenditures was $36.6 million and $25.4 million for the years ended December 31, 2014 and 2013, respectively. The increase was due principally to the investment in our insourced web platform and stores opened or renovated during 2014 as well as stores expected to open in the first quarter of 2015.
Cash used for capital expenditures was $25.4 million and $21.3 million for the years ended December 31, 2013 and 2012, respectively. The increase was due principally to the investment in a new point of sale system, store openings, and the completion of our warehouse expansion project.
Financing activities
Cash flows used for financing activities was $8.0 million and $37.0 million for the years ended December 31, 2014 and 2013, respectively. The decrease was mainly attributable to lower repayments of bank debt during the year ended December 31, 2014, during which the balance outstanding was paid in full.
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

As of December 31, 2014 the Company had no balance outstanding under the Amended Credit Facility. As of December 31, 2013, the balance outstanding on the facility was $8,000,000 and bore interest at the market LIBOR rate of 0.17% plus 100 basis points. Letters of credit totaling $286,000 were outstanding under the facility at both December 31, 2014 and 2013 and, accordingly, the unused portion of the facility was $69,714,000 and $61,714,000, respectively. The fee for the unused portion of the facility was $104,000 and $70,000 for the years ended December 31, 2014 and 2013, respectively.
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
Contractual Obligations
The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements and debt obligations, and under contingent commitments as of December 31, 2014:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Minimum lease payments(1)	$28.3	$49.9	$43.6	$76.0	$197.8
Purchase obligations(2)	51.9	—	—	—	51.9
Total	$80.2	$49.9	$43.6	$76.0	$249.7

(1)
Our store leases generally have initial lease terms of 10 years and include renewal options upon substantially the same terms and conditions as the original lease. We had no material construction commitments for leasehold improvements at December 31, 2014, 2013 and 2012, respectively.

(2)
Purchase obligations represent an estimate of open purchase orders and contractual obligations in the ordinary course of business for which the Company has not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

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
Inventories
Inventories consist primarily of finished goods and are valued at the lower of cost or market. Cost is recorded using the first-in, first-out method. Inventory includes material, labor, overhead, freight, and duty and is adjusted for allowances for slow-moving and obsolete inventory. Slow-moving and obsolete inventory is determined through an evaluation of both historical usage and expected future demand.
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
Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including intangible assets. Indefinite-lived intangible assets consist of brand/trade name. Goodwill and brand/trade name are not being amortized in accordance with the provisions of the FASB’s guidance, which requires these assets to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment testing date is the first day of our fourth quarter. No impairment was recognized in the years ended December 31, 2014, 2013 and 2012.
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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists.” This amended guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carry forward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The new guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The Company adopted the amended guidance effective January 1, 2014 and it did not have a material effect on its consolidated financial statements.

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
Financial Statement Components
Net sales
Net sales consists of revenue from the sale of products, less returns, discounts and allowances and other offsets to net sales. In our Direct-to-Consumer segments, revenue is recognized when a consumer purchase occurs and the consumer receives the merchandise. In our Indirect-to-Consumer segments, revenue is recognized when inventory is in possession of our wholesale customers or their appointed carriers, at which point the risk and related title passes. Provisions for discounts, rebates to consumers and returns are recorded as a reduction of net sales in the same period as the related sale. Revenue associated with gift cards is recognized upon redemption. Revenue from gift cards and the amount of revenue recognized for gift cards not redeemed (“breakage”) is immaterial to our results of operations. Amounts billed to customers for delivery costs are classified as a component of net sales, and any other related delivery costs are classified as a component of cost of sales. Sales and value added tax collected from consumers and remitted to governmental authorities are accounted for on a net basis and are excluded from net sales on our consolidated results of operations.
Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2014 will not impact the comparable store comparison until January 1, 2016. Additionally, temporary store closings, store expansions and store relocations are excluded from the comparable store base under most circumstances. There may be variations in the way in which some of our competitors and other retailers calculate comparable or “same store” sales. As a result, data in this Annual Report on Form 10-K regarding our comparable store sales may not be comparable with similar data made available by other companies.
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
General and administrative.    General and administrative expenses consist of product development costs related to tools, dies, design and travel; shipping and distribution costs; costs associated with running our global distribution network such as occupancy and employment expenses; costs associated with warranty and after-sales service such as employee and repair-related expenses and warranty claims; employee-related costs associated with our executive, finance, information technology, legal and human resource functions; costs associated with our corporate headquarters and product showrooms; and legal, tax and accounting fees.
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
Earnings from joint venture investment.    Earnings from joint venture investment relate exclusively to Tumi Japan, a joint venture (corporation) in which we hold a 50% interest and which sells Tumi products in 14 retail stores and to various high-end wholesale customers in Japan.
Foreign exchange gains (losses).    Foreign currency exposures arise in our branch offices and subsidiaries in Europe where transactions are denominated in a currency other than the U.S. dollar. Gains and losses such as those resulting from the settlement of receivables and payables denominated in foreign currency are included in the earnings of the current period in “foreign exchange gains (losses).” We are also exposed to foreign currency exchange rate fluctuations with respect to our European operations as a result of its U.S. dollar-denominated historical rate intercompany loan balance. We believe that exposure to adverse changes in exchange rates associated with revenues and expenses of our foreign branch offices and subsidiaries are immaterial to our consolidated financial statements. Gains and losses arising from currency exchange rate fluctuations on intercompany transactions deemed to be long-term in nature remain in other comprehensive income.
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
Foreign currency exchange risk
Although the majority of our international net sales are billed and collected in U.S. dollars, our European sales are billed and collected in Euros, and we are therefore subject to risk associated with exchange rate fluctuations. During 2014 and 2013, we recorded gains related to the exchange rate fluctuation effect on remittances from our European affiliates and other transactions relating to our international operations of $475,000 and $388,000, respectively. We recorded a $287,000 loss in 2012 related to the exchange rate fluctuation effect on those remittances. Because a portion of our net sales (approximately 10% in each of 2014, 2013 and 2012) are denominated in Euros, exchange rate fluctuations can have an impact on our reported net sales. For example, if the U.S. dollar strengthens against the Euro, this could have a negative effect on our European operating results when those results are translated into U.S. dollars. Any hypothetical loss in net sales could be partially or completely offset by lower selling expenses and general and administrative expenses that are generated in Euros.
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
Amended credit facility. Under the Amended Credit Facility, borrowings bear interest payable quarterly or, in the case of loans subject to the LIBOR rate, monthly, bi-monthly or quarterly depending on the interest period for such loans. Borrowings under the Amended Credit Facility will bear interest at a per annum rate equal to, at our option, the one, two, three or six-month (or such other period as Wells Fargo may agree) LIBOR rate plus a margin of 1.00% or 1.25%, or a base rate plus a margin of zero or 0.25%. The margin added to the LIBOR, or base rate, will depend on our leverage at the time. Accordingly, under the Amended Credit Facility, we continue to be exposed to market risk from changes in the underlying variable interest rates, which affect our cost of borrowings. We carefully monitor the interest rates on our borrowings under the Amended Credit Facility. As of December 31, 2014, we had no balance outstanding under the Amended Credit Facility.
We do not currently have any interest rate hedging activities in place, but we may in the future engage in hedging activities, based on, among other things, market conditions. We do not, and do not intend to, engage in the practice of trading derivative securities for profit. A 10% increase in the applicable interest rate would not have had a material effect on interest expense to us under the Amended Credit Facility.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.

As of the end of the period covered by this report, with the supervision and participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and concluded that it is effective.

Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued an attestation report as of December 31, 2014, which appears on page F-3 of this report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Proposal No.1—Election of Directors,” “Board of Directors, Executive Officers and Corporate Governance—Committees of the Board of Directors,” “Board of Directors, Executive Officers and Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors, Executive Officers and Corporate Governance—Executive Officers.”
During the fourth quarter of fiscal year 2014, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors as described in our most recent proxy statement.

We have a Code of Business Conduct and Ethics, which is applicable to all employees of the Company. We have a separate Code of Ethics for Principal Executive and Senior Financial Officers, which contains provisions specifically applicable to our principal executive officer, principal financial officer, principal accounting officer and controller (or persons performing similar functions). The Code of Business Conduct and Ethics and the Code of Ethics for Principal Executive and Senior Financial Officers are available on our website at www.tumi.com (under the Investor Relations—Governance section). We intend to disclose any amendments to these codes, or any waivers of their requirements on our website.

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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,110,511(1)	21.35(2)	5,673,956
Equity compensation plans not approved by security holders	—	$—	—
Total	1,110,511	$21.35	5,673,956
(1) Includes 10,680 service-based RSUs and 130,113 performance-based RSUs which do not have an exercise price.
(2) Includes weighted-average exercise price for stock options only.
(3) Includes the number of shares remaining available for future awards under our 2012 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Board of Directors, Executive Officers and Corporate Governance—Director Independence” and “Certain Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Fees paid to Grant Thornton LLP” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules
See “Index to Consolidated Financial Statements” located on page F-1 of this report.

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
10.1a
Amended and restated subscription and stockholders agreement, dated as of November 15, 2004, by and among the Company, certain investors, the managers and Doughty Hanson & Co Managers Limited (incorporated by reference to Exhibit 10.1 the Registration Statement on Form S-1 (File No. 333-178466) filed on December 13, 2011)

10.1b
Amendment No. 1 to amended and restated subscription and stockholders agreement, dated April 24, 2012 (incorporated by reference to Exhibit 10.1b to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)

10.2a
Registration rights agreement, dated as of November 17, 2004, by and among the Company, Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited and the other stockholders named therein (incorporated by reference to Exhibit 10.2a to the Registration Statement on Form S-1 (File No. 333-178466) filed on December 13, 2011)

10.2b
Amended and restated registration rights agreement, dated as of April 24, 2012, by and among the Company, Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited and the other stockholders named therein (incorporated by reference to Exhibit 10.2b to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)

10.3a
Credit and guaranty agreement, dated as of October 29, 2010, among Tumi, Inc. and Tumi Stores, Inc., as borrowers, certain subsidiaries of Tumi, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent, swing line lender and issuing bank, Capital One, N.A., as syndication agent, Sovereign Bank and Citizens Bank of Pennsylvania, each as a documentation agent and Wells Fargo Securities, LLC and Capital One, N.A., as joint lead arrangers and joint bookrunner (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-178466) filed on December 13, 2011)

10.3b
Amended and restated credit and guaranty agreement, dated as of April 4, 2012, among Tumi, Inc. and Tumi Stores, Inc., as borrowers, certain subsidiaries of Tumi, Inc., as guarantors, and Wells Fargo Bank, National Association, as lender and collateral agent (incorporated by reference to Exhibit 10.3b of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 9, 2012)

10.4
Amended and restated letter agreement dated July 8, 2009 between Tumi, Inc. and Jerome Griffith (incorporated by reference to Exhibit 10.4 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.5
Employment agreement, dated December 22, 2008, between Tumi, Inc. and Jerome Griffith (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.6
Employment agreement, dated November 17, 2004, between Tumi, Inc. and Michael Mardy (incorporated by reference to Exhibit 10.6 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.7
Employment agreement, dated November 17, 2004, between Tumi, Inc. and Alan Krantzler (incorporated by reference to Exhibit 10.7 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.8
Employment agreement, dated May 15, 2006, between Tumi, Inc. and Steven Hurwitz (incorporated by reference to Exhibit 10.8 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 9, 2012)+

10.10
Director nomination agreement between the Company and Doughty Hanson & Co Managers Limited (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)

10.11
Form of indemnification agreement among the Company and its directors and executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)+

10.12	Tumi Holdings, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)+
10.13
Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of stock option agreement for Employees (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)+

10.14
Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of stock option agreement for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2013)+

10.15
Amended offer letter, dated October 12, 2011, from Tumi, Inc. to Adam Levy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)+

10.16
Offer letter, dated December 2, 2013, from Tumi Holdings, Inc. to Peter L. Gray (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)+

10.17
Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of restricted stock unit agreement for time-based awards (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014)+

10.18
Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of restricted stock unit agreement for performance-based awards (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)+

10.19
Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of restricted stock unit agreement for Directors (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014)+

10.20	Director Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014)+
21.1	List of subsidiaries
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Northstar Research Partners
23.3*	Consent of Kelton Research, LLC
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Filed herewith.
**    Furnished herewith.
+    Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUMI HOLDINGS, INC.

Dated:	February 27, 2015	By:	/s/ Jerome S. Griffith
Jerome S. Griffith
Chief Executive Officer, President and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jerome S. Griffith
Jerome S. Griffith	Chief Executive Officer and President (Principal Executive Officer) and Director	February 27, 2015
/s/ Michael J. Mardy
Michael J. Mardy	Chief Financial Officer and Executive Vice President (Principal Financial Officer) and Director	February 27, 2015
/s/ David J. Riley
David J. Riley	Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)	February 27, 2015
/s/ Joseph R. Gromek
Joseph R. Gromek	Chairman of the Board	February 27, 2015
/s/ Claire M. Bennett
Claire M. Bennett	Director	February 27, 2015
/s/ Christopher J. L. Fielding
Christopher J. L. Fielding	Director	February 27, 2015
/s/ Thomas H. Johnson
Thomas H. Johnson	Director	February 27, 2015
/s/ Alexander W. Smith
Alexander W. Smith	Director	February 27, 2015

TUMI HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Tumi Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Tumi Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tumi Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
New York, New York
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Tumi Holdings, Inc.

We have audited the internal control over financial reporting of Tumi Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
New York, New York
February 27, 2015

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	At December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,796	$37,613
Accounts receivable, less allowance for doubtful accounts of approximately $580 and $477 at December 31, 2014 and 2013, respectively	31,890	28,992
Other receivables	3,003	2,914
Inventories, net	89,231	79,969
Prepaid expenses and other current assets	8,315	6,878
Deferred tax assets, current	7,298	5,347
Total current assets	192,533	161,713
Property, plant and equipment, net	79,067	60,871
Deferred tax assets, noncurrent	4,608	2,124
Joint venture investment	2,156	1,960
Goodwill	142,773	142,773
Intangible assets, net	130,414	130,673
Deferred financing costs, net of accumulated amortization of $3,087 and $2,923 at December 31, 2014 and 2013, respectively	372	536
Other assets	10,907	5,837
Total assets	$562,830	$506,487

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	At December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$33,898	$33,938
Accrued expenses	34,786	32,120
Income taxes payable	2,334	4,680
Total current liabilities	71,018	70,738

Revolving credit facility	—	8,000
Other long-term liabilities	11,407	8,556
Deferred tax liabilities	53,522	51,195
Total liabilities	135,947	138,489

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,146,673 shares issued and 67,868,867 shares outstanding as of December 31, 2014; 68,144,473 shares issued and 67,866,667 shares outstanding as of December 31, 2013	681	681
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of December 31, 2014 and 2013	—	—
Additional paid-in capital	314,217	310,554
Treasury stock, at cost	(4,874)	(4,874)
Retained earnings	119,734	61,725
Accumulated other comprehensive loss	(2,875)	(88)
Total stockholders’ equity	426,883	367,998
Total liabilities and stockholders’ equity	$562,830	$506,487

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2014	2013	2012
Net sales	$527,194	$467,438	$398,551
Cost of sales	221,227	198,593	170,092
Gross margin	305,967	268,845	228,459
OPERATING EXPENSES
Selling	36,447	28,875	24,929
Marketing	16,528	17,373	13,713
Retail operations	115,763	98,720	81,379
General and administrative	43,799	37,514	36,762
Total operating expenses	212,537	182,482	156,783
Operating income	93,430	86,363	71,676
OTHER INCOME (EXPENSES)
Interest expense	(477)	(733)	(1,392)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	—	(7,892)
Earnings from joint venture investment	279	184	845
Foreign exchange gains (losses)	475	388	(287)
Other non-operating income (expenses)	132	(94)	554
Total other income (expenses)	409	(255)	(8,172)
Income before income taxes	93,839	86,108	63,504
Provision for income taxes	35,830	31,549	26,721
Net income	$58,009	$54,559	$36,783
Weighted average common shares outstanding:
Basic	67,867,529	67,866,667	63,304,838
Diluted	67,878,340	67,870,688	63,304,948
Basic earnings per common share	$0.85	$0.80	$0.58
Diluted earnings per common share	$0.85	$0.80	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$58,009	$54,559	$36,783
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	(2,787)	345	552
Comprehensive income	$55,222	$54,904	$37,335

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock						Total
	Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
Balance as of January 1, 2012	52,536,252	$525	$48,968	$(174)	$(29,617)	$(985)	$18,717
Net income	—	—	—	—	36,783	—	36,783
Issuance of common stock, net of underwriters’ discounts and commissions	15,608,221	156	263,935	—	—	—	264,091
Offering costs—other	—	—	(4,410)	—	—	—	(4,410)
Share-based compensation	—	—	42	—	—	—	42
Repurchase of common stock	—	—	—	(4,700)	—	—	(4,700)
Short swing profit recovery	—	—	10	—	—	—	10
Foreign currency translation adjustment, net of tax	—	—	—	—	—	552	552
Balance as of December 31, 2012	68,144,473	681	308,545	(4,874)	7,166	(433)	311,085
Net income	—	—	—	—	54,559	—	54,559
Share-based compensation	—	—	2,009	—	—	—	2,009
Foreign currency translation adjustment, net of tax	—	—	—	—	—	345	345
Balance as of December 31, 2013	68,144,473	681	310,554	(4,874)	61,725	(88)	367,998
Net income	—	—	—	—	58,009	—	58,009
Share-based compensation	—	—	3,618	—	—	—	3,618
Options exercised	2,200	—	45	—	—	—	45
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,787)	(2,787)
Balance as of December 31, 2014	68,146,673	$681	$314,217	$(4,874)	$119,734	$(2,875)	$426,883

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,009	$54,559	$36,783
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income tax benefit	(86)	483	(698)
Depreciation and amortization	18,156	14,187	11,504
Share-based compensation expense	3,618	2,009	42
Amortization of deferred financing costs	164	165	218
Allowance for doubtful accounts	(103)	137	(122)
Earnings from joint venture	(279)	(184)	(845)
Loss on disposal of fixed assets	1,096	261	422
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	—	7,892
Other non-cash charges	350	482	742
Changes in operating assets and liabilities
Accounts receivable	(5,328)	(7,882)	1,638
Other receivables	(220)	(1,213)	70
Inventories	(10,843)	(8,773)	(10,290)
Prepaid expenses and other current assets	(1,566)	(3,606)	(167)
Other assets	(6,070)	(861)	1,005
Prepaid income taxes	2,334	384	(384)
Accounts payable	91	6,525	50
Accrued expenses	2,830	606	3,914
Income tax payable	(4,565)	4,680	(4,336)
Other liabilities	2,946	1,257	1,002
Total adjustments	2,525	8,657	11,657
Net cash provided by operating activities	60,534	63,216	48,440
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(36,576)	(25,440)	(21,286)
Net cash used in investing activities	(36,576)	(25,440)	(21,286)

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	$(8,000)	$(37,000)	$(19,000)
Options exercised	45	—	—
Proceeds from issuance of common stock, net of underwriters’ discounts and commissions	—	—	264,091
Payment for repurchase of preferred shares and preferred equity interests	—	—	(259,321)
Repurchase of common stock	—	—	(4,700)
Payments for initial public offering costs	—	—	(4,272)
Short swing profit recovery	—	—	10
Net cash used in financing activities	(7,955)	(37,000)	(23,192)
Effect of exchange rate changes on cash	(820)	100	40
Net increase in cash and cash equivalents	15,183	876	4,002
Cash and cash equivalents at beginning of period	37,613	36,737	32,735
Cash and cash equivalents at end of period	$52,796	$37,613	$36,737
Supplemental disclosures of cash flow information:
Cash paid for interest	$117	$320	$885
Cash paid for income taxes	$38,021	$26,441	$31,947
Supplemental disclosure of noncash investing activities:
Accrued capital expenditures	$2,117	$2,231	$668

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
In September 2014, the Company completed an additional secondary offering of common stock sold by certain of the Company’s stockholders.  The selling stockholders, comprised of funds managed by, or affiliated with, Doughty Hanson sold 8,000,000 shares of our common stock in the offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering expenses incurred by the Company were approximately $196,000, which included legal and accounting costs and various other fees associated with the offering.
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash and Cash Equivalents
The Company’s cash and cash equivalents are defined as cash and short-term highly liquid investments with an original maturity of three months or less from the date of purchase. The Company’s cash and cash equivalents consist of cash in banks as of December 31, 2014 and 2013.
Effective January 1, 2013, funds held in “noninterest-bearing transaction accounts” are aggregated with any interest-bearing accounts, and the combined total is insured up to a maximum of $250,000. The term “noninterest-bearing transaction account” includes a traditional checking account or demand deposit account on which the insured depository institution pays no interest. The total excess of the bank account balances over the Federal Deposit Insurance Corporation (“ FDIC”) limit effective at each period end was approximately $46,300,000 and $26,590,000 at December 31, 2014 and 2013, respectively. The total cash in international bank accounts, which is not covered under the FDIC, was approximately $6,245,000 and $10,720,000 at December 31, 2014 and 2013, respectively.
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
The following table summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012
		(In thousands)
Balance, beginning of year	$(477)	$(340)	$(462)
Provision charged to expense	(119)	(271)	34
Amounts written off	16	134	88
Balance, end of year	$(580)	$(477)	$(340)

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
Long-Lived Assets
The Company reviews long-lived assets, such as property, plant and equipment and certain identifiable intangibles with finite lives, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some factors the Company considers important which could trigger an impairment review include: (i) significant underperformance compared to expected historical or projected future operating results; (ii) significant changes in

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

the Company’s use of the acquired assets or the strategy for its overall business; and (iii) significant negative industry or economic trends. No impairment was recognized during the years ended December 31, 2014, 2013 and 2012.
Deferred Financing Costs
The net balance of the costs incurred for obtaining debt financing was $372,000 and $536,000 as of December 31, 2014 and 2013, respectively. The Company amortizes deferred financing costs to interest expense over the lives of the related financing agreements. During the years ended December 31, 2014, 2013 and 2012, respectively, $164,000, $165,000 and $218,000 was amortized to interest expense.
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
In November 2012, April 2013 and September 2014, the Company completed secondary offerings of common stock sold by certain of the Company’s stockholders. The Company did not issue or sell any shares in the offerings or receive any proceeds from the sale of shares and the offering expenses incurred were expensed directly to operating expenses.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including intangible assets. Indefinite-lived intangible assets consist of brand/trade name. Goodwill and brand/trade name are not being amortized in accordance with the provisions of the FASB’s guidance, which requires these assets to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s annual impairment testing date is the first day of its fourth quarter. No impairment was recognized in the years ended December 31, 2014, 2013 and 2012.
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

Share-Based Compensation
Share-based compensation represents the cost related to equity awards granted to employees under the 2012 Plan. The Company measures share-based compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the vesting period. The Company estimates the fair

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

value of stock options using the Black-Scholes valuation model. All share-based compensation costs are recorded in cost of sales or the various operating expense lines in the consolidated statements of operations based on the employee’s respective function (see Note 17—Share-Based Compensation Plans and Awards).
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

Service-based RSUs have been granted to the Board of Directors and generally vest over a one-year period, subject to the director’s continuing service on the Board of Directors. The fair value of service-based RSUs is based on the fair value of the Company’s common stock on the date of grant.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, were reasonable estimates of their fair value as of December 31, 2014 and 2013. The Company’s variable interest rate credit facility (See Note 8—Credit Facilities) was paid in full during 2014. As of December 31, 2013 the carrying amount was a reasonable estimate of its fair value. If measured at fair value in the financial statements, the Company’s variable interest rate credit facility would be classified as Level 2 in the fair value hierarchy.
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Unrealized gains and losses on intercompany foreign currency transactions that are of a long-term investment nature (that is settlement is not planned or anticipated in the foreseeable future) are recorded in other comprehensive income. Unrealized gains and losses on intercompany foreign currency transactions for which settlement is anticipated are included in the determination of net income. During the year ended December 31, 2014, the Company deemed $36,500,000 of intercompany receivables from its German subsidiary to be permanently invested. Accordingly, these amounts have been reclassified to contributed capital, reflecting the permanent nature of the investment.
Advertising Costs
The Company expenses advertising costs as incurred. Total advertising expenses, excluding cooperative advertising costs, included in operating expenses in the accompanying Consolidated Statements of Operations were approximately $7,935,000, $8,502,000 and $6,443,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Cooperative Advertising Costs
The Company accounts for certain advertising costs in accordance with the FASB’s guidance for “Customer Payments and Incentives,” ASC Topic 605-50. This standard provides guidance with respect to the statement of operations classification of and the accounting for recognition and measurement of consideration given by a vendor to a customer, which includes sales incentive offers labeled as discounts, coupons, rebates and free products or services as well as arrangements labeled as slotting fees, cooperative advertising and buy downs. As per the FASB’s guidance, the Company records cooperative advertising costs in marketing expenses, as it receives a “separately identifiable benefit in exchange for the consideration.” Additionally, the Company is able to establish the fair value of the cooperative advertising costs from the information obtained from the retailer. Based on this information, the Company has determined that the amount of consideration paid does not exceed the fair value of the benefit received. The Company recognized cooperative advertising expense of approximately $3,148,000, $3,234,000 and $2,619,000 as a marketing expense in the accompanying Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, respectively.
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Treasury Stock
In the past, the Company has repurchased treasury stock. These treasury stock transactions have been recorded using the cost method.
Dividend Expense on Mandatorily Redeemable Preferred Stock and Preferred Equity Interests
Dividends accrued on the Company’s mandatorily redeemable preferred stock and preferred equity interests (see Note 12—Mandatorily Redeemable Preferred Stock and Preferred Equity Interests) are presented in other income (expenses) in the consolidated statements of operations for the year ended December 31, 2012. All of the Company’s preferred stock and preferred equity interests were repurchased at carrying value (inclusive of all accrued dividends) in connection with our IPO in April 2012.
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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists.” This amended guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carry forward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The new guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The Company adopted the amended guidance effective January 1, 2014 and it did not have a material effect on its consolidated financial statements.

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

3.	INVENTORIES, NET
Inventories, net consist of the following:

	At December 31,
	2014	2013
	(In thousands)
Raw materials	$318	$367
Finished goods	88,913	79,602
Total inventories, net	$89,231	$79,969

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		At December 31,
		2014	2013
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	5,395	5,066
Leasehold and store enhancements	5 to 10 years	102,168	87,917
Furniture, computers and equipment	3 to 5 years	18,673	17,011
Capitalized software	5 years	9,908	5,443
Fixtures, dies and autos	3 to 5 years	19,994	17,196
Construction in progress		5,590	5,926
		162,213	139,044
Less accumulated depreciation and amortization		(83,146)	(78,173)
		$79,067	$60,871

Depreciation and amortization expense on property, plant and equipment was $17,897,000, $13,914,000 and $11,231,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

5.	JOINT VENTURE
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement (“JV Agreement”) with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”) and contributed $213,000 at inception. The purpose of Tumi Japan is to sell, promote and distribute the Company’s products in Japan. As of December 31, 2014 and 2013, the Company owned 50% of Tumi Japan.
This investment is accounted for under the equity method. The Company’s share of undistributed earnings from the joint venture, which is included in retained earnings, was a cumulative gain of approximately $1,800,000 as of December 31, 2014.
Pursuant to the JV Agreement, the Company has the option but not the obligation to purchase an additional interest in Tumi Japan up to an ownership percentage of 66% after the tenth year of the existence of Tumi Japan. The amount to be paid per share is based on a predetermined formula according to the agreement and is payable in Japanese yen.
Sales to Itochu during the years ended December 31, 2014, 2013 and 2012 were $15,698,000, $13,779,000, and $11,260,000, respectively. As of December 31, 2014 and 2013, the Company had accounts receivable due from Itochu of $1,870,000 and $1,069,000, respectively.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and intangible assets consisted of the following at December 31:

	Range of Lives (Years)	2014	2013
		(In thousands)
Goodwill	Indefinite	$142,773	$142,773
Intangible assets
Brand/trade name	Indefinite	$130,400	$130,400
Customer relationships	10	1,100	1,100
Lease value	8	1,359	1,359
		2,459	2,459
Less accumulated amortization		(2,445)	(2,186)
		14	273
Intangible assets, net		$130,414	$130,673

Substantially all of the Company’s goodwill and intangible assets relate to an acquisition in 2004.
The range of lives of the intangible assets was determined by management, which at times will engage an independent third-party appraisal firm to assist in considering the determination of the lives of intangible assets.
The estimated aggregate amortization and retail operations expense as of December 31, 2014 was as follows:

Year Ending December 31,	Customers Relationships	Lease Value	Total
	(In thousands)
2015	—	14	14
	$—	$14	$14

Amortization expense of the customer relationships, included in general and administrative expense, was $96,000 in the year ended December 31, 2014 and $110,000 in each of the years ended December 31, 2013 and 2012. Included in retail operations expense was $163,000 of amortization expense for the lease value in each of the years ended December 31, 2014, 2013 and 2012.
The Company’s goodwill by segment was as follows as of December 31:

	2014	2013
	(In thousands)
Direct-to-Consumer North America	$48,779	$48,779
Direct-to-Consumer International	6,682	6,682
Indirect-to-Consumer North America	22,719	22,719
Indirect-to-Consumer International	64,593	64,593
Goodwill	$142,773	$142,773

There is no accumulated impairment of goodwill for any period presented.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued Expenses
Accrued expenses as of December 31 consisted of the following:

	At December 31,
	2014	2013
	(In thousands)
Warranty	$8,033	$7,339
Fixed asset purchases	5,762	5,128
Severance	681	761
Incentive compensation	2,945	3,550
Marketing	2,674	2,770
Professional fees	920	862
Sales tax	3,588	2,375
Payroll costs	1,015	1,314
Other	9,168	8,021
	$34,786	$32,120
Other Long-Term Liabilities
Other long-term liabilities as of December 31, 2014 and 2013 consisted of deferred rent and a liability for uncertain tax positions.
Accrued Warranties
The activity in the warranty reserve account was as follows:

	At December 31,
	2014	2013	2012
	(In thousands)
Liability, beginning of period	$7,339	$6,807	$6,212
Provision for warranties	3,820	3,381	3,273
Warranty claims	(3,126)	(2,849)	(2,678)
Liability, end of period	$8,033	$7,339	$6,807

8.	CREDIT FACILITIES

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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
As of December 31, 2014 the Company had no balance outstanding under the Amended Credit Facility. As of December 31, 2013, the balance outstanding on the facility was $8,000,000 and bore interest at the market LIBOR rate of 0.17% plus 100 basis points. Letters of credit totaling $286,000 were outstanding under the facility at both December 31, 2014 and 2013 and, accordingly, the unused portion of the facility was $69,714,000 and $61,714,000, respectively. The fee for the unused portion of the facility was $104,000 and $70,000 for the years ended December 31, 2014 and 2013, respectively.
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

The Company reviewed the terms of the Amended Credit Facility and was satisfied that all conditions were met, pursuant to the FASB’s guidance, to treat the transaction as a debt modification, which required the Company to expense third party fees and add the related fees paid to Wells Fargo to the existing debt issuance costs.
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance in all material respects with all such covenants as of December 31, 2014.
Long-Term Debt
Long-term debt as of the indicated dates consisted of the following:

	At December 31,
	2014	2013
	(In thousands)
Amended Credit Facility: Revolver loan payable April 4, 2017, including interest at a LIBOR rate (0.17% at December 31, 2013) plus 1.00% at December 31, 2013.	$—	$8,000
	$—	$8,000

9.	COMMITMENTS AND CONTINGENCIES
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2027, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the years ended December 31, 2014, 2013 and 2012.
Future minimum lease payments under all non-cancellable operating leases with initial or remaining terms in excess of one year as of December 31, 2014 were as follows:

At December 31, 2014
(In thousands)
2015	$28,266
2016	25,719
2017	24,165
2018	22,673
2019	21,005
Thereafter	75,991
$197,819

Rent expense under all operating leases for the Company was approximately $35,865,000, $28,765,000 and $23,146,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Web Service Provider Agreement
Pursuant to the Company’s agreement with its web services provider, the Company served an early termination notice to said provider in the second quarter of 2013 and accrued a $1,500,000 (pre-tax) early termination fee pursuant to the terms of this agreement. This amount was paid in December 2013. The original agreement was scheduled to expire on December 31, 2015. The Company transitioned its North America web store during the fourth quarter of 2014 and intends to transition its international web stores to a more insourced model during 2015. The Company intends to use its third-party provider’s services for international web stores until such time.

10.	INCOME TAXES
The components of United States and foreign income from operations before income taxes were as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
United States	$89,022	$81,554	$63,001
Foreign	4,817	4,554	503
Total income before income taxes	$93,839	$86,108	$63,504

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The provision for income taxes is as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current provision
Federal	$29,288	$27,515	$22,745
State	4,846	3,340	3,392
Foreign	1,782	211	1,282
Total current provision	35,916	31,066	27,419
Deferred
Federal	(145)	1,124	(335)
State	38	(565)	(317)
Foreign	21	(76)	(46)
Total deferred provision	(86)	483	(698)
Total provision for income taxes	$35,830	$31,549	$26,721

The differences between income taxes based on the statutory U.S. federal income tax rate of 35% and the Company’s effective income tax rate are provided in the following reconciliation:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Statutory federal income tax	$32,844	$30,138	$22,226
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests	—	—	2,762
State and local net of federal benefit	3,174	1,694	1,789
Other	(188)	(283)	(56)
Total provision for income taxes	$35,830	$31,549	$26,721

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The major components of deferred income taxes were as follows:

	At December 31,
	2014	2013
	(In thousands)
Deferred tax assets
Net operating loss—foreign	$1,633	$2,067
Warranty reserves	3,000	2,725
Rent expense	2,336	1,968
Other comprehensive income	2,073	51
Inventory reserves	912	819
Other	668	586
Depreciation	156	114
Accrued expenses	525	473
Allowance for doubtful accounts	217	177
Share-based compensation	2,116	746
Valuation allowance	(1,730)	(2,255)
Total deferred tax assets, net	11,906	7,471
Deferred tax liabilities
Intangibles	(48,712)	(48,536)
Depreciation	(4,810)	(2,659)
Total deferred tax liabilities, net	(53,522)	(51,195)
Total deferred tax balance	$(41,616)	$(43,724)
Amounts included in the consolidated balance sheet:
Deferred tax assets, current	$7,298	$5,347
Deferred tax asset, noncurrent	4,608	2,124
Deferred tax liabilities	(53,522)	(51,195)
Total	$(41,616)	$(43,724)

Approximately $48,707,000 and $48,467,000 of deferred tax liabilities were recognized as of December 31, 2014 and 2013, respectively, to reflect the potential future tax liability relating to the $131,500,000 of identifiable intangible assets arising out of the purchase price valuation adjustment in 2004. Approximately $2,073,000 of deferred tax assets as of December 31, 2014 related to unrealized gains recorded in other comprehensive income.
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
At December 31, 2014 and 2013, there were approximately $5,040,000 and $6,958,000 of gross foreign net operating loss carryforwards, respectively. The majority of these net operating loss carryforwards have an unlimited carryforward period. A valuation allowance of $1,633,000 and $2,067,000 was recorded at December 31, 2014 and 2013, respectively, related to the foreign net operating losses. It is anticipated that these will not be utilized due to continuing losses in these jurisdictions.
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
For years prior to 2011, the federal statute of limitations is closed. There is currently an audit of the 2012 Federal tax return. The outcome of this audit is undetermined. The Company files income tax returns in various states and most of the states remain open to examination for a period of 3 to 4 years from date of filing. The Company files tax returns in all of the foreign jurisdictions that it has a permanent establishment and the tax filings remain subject to examination for 4 to 5 years.
The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company had approximately $193,000 and $173,000 for the payment of interest and penalties accrued at December 31, 2014 and 2013, respectively. The Company recorded estimated tax related penalty and interest expense in the statement of operations of approximately $20,000, $17,000 and $79,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The total liability for unrecognized tax benefit, inclusive of interest and penalties, at December 31, 2014 and 2013 amounted to approximately $537,000 and $517,000, respectively. The amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate at December 31, 2014 and 2013 was $344,000.
The Company does not expect that there will be a material impact on the amount of unrecognized tax benefit in the next 12 months.
The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance, beginning of year	$344	$747	$658
Additions based on tax positions related to the current year	—	—	95
Reductions based on tax positions related to prior years	—	(403)	—
Expiration of statute of limitations	—	—	(6)
Balance, end of year	$344	$344	$747

As of December 31, 2014 and December 31, 2013, $344,000 of the above amount was included in other long-term liabilities in the consolidated balance sheet.

11.	EMPLOYEE BENEFIT PLAN
The Company has a 401(k) profit-sharing and savings plan (the “Plan”). Under the Plan, eligible employees could contribute up to 60% of their compensation not to exceed $17,500 (subject to future adjustment) during calendar years 2014 and 2013 and $17,000 during calendar year 2012. In December 2003, the Company elected to adopt a safe harbor contribution plan amendment, effective January 1, 2004, whereby safe harbor contributions may be made to eligible participants in the 401(k) profit sharing and savings plan. By making a safe harbor matching contribution, the Company’s Plan was no longer subject to certain regulatory testing, thereby enabling all participants to make tax-deferred contributions up to the maximum allowable amount.
The Company has a voluntary safe harbor contribution match up to 100% of the employee’s contribution on the first 3% of their compensation and 50% of the employee’s contribution on the next 2% of eligible compensation. Employer contributions expensed for the Plan amounted to approximately $1,061,000, $885,000 and $788,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Participants are at all times fully vested in their contributions; the Company’s safe harbor contribution is fully vested immediately.
Profit-sharing contributions vest over a 5 year period in accordance with the Plan’s vesting schedules. No contributions were made during 2014, 2013 or 2012.

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
As of December 31, 2014 and 2013, there were 350,000,000 shares of common stock authorized, with a par value of $0.01, of which 67,868,867 and 67,866,667 shares, net of treasury stock, were outstanding, respectively. Common stock represents 100% of the ownership and voting control of Tumi Holdings, Inc. and does not accrue dividends.
In connection with the IPO, 75,000,000 shares of preferred stock were authorized, with a par value of $0.01, of which no shares were issued or outstanding as of December 31, 2014 and 2013.
As of December 31, 2014 and 2013, the Company held 277,806 shares of common stock in treasury.
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
The following table summarizes the calculation of basic and diluted earnings per common share (adjusted for the stock splits described in Note 13—Stockholders’ Equity) for the years ended December 31, 2014, 2013 and 2012.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Basic earnings per common share
Numerator:
Net income	$58,009	$54,559	$36,783
Denominator:
Basic weighted average common shares outstanding	67,867,529	67,866,667	63,304,838
Basic earnings per common share	$0.85	$0.80	$0.58

Diluted earnings per common share:
Numerator:
Net income	$58,009	$54,559	$36,783
Denominator:
Number of shares used in basic calculation	67,867,529	67,866,667	63,304,838
Weighted average dilutive effect of employee stock options	10,811	4,021	110
Diluted weighted average common shares outstanding	67,878,340	67,870,688	63,304,948
Diluted earnings per common share	$0.85	$0.80	$0.58

The Company excluded 310,291 and 8,328 weighted average stock options for the years ended December 31, 2014 and 2013, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market price of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. The Company included all outstanding weighted average stock options with exercise prices less than the average market price of the common shares in the calculation of the weighted average dilutive effect of employee stock options, but a weighted average of 5,419 and 446,090 of these stock options for the years ended December 31, 2014 and 2013, respectively, did not have any impact on the dilutive effect of employee stock options in the preceding table, as they were determined to be antidilutive when the treasury stock method was applied. In addition, as of December 31, 2014, there were 130,113 performance-based restricted stock units that were excluded from the computation of diluted earnings per share because these units have not yet been earned in accordance with the vesting conditions of the plan. No service-based restricted stock units were excluded from the computation of diluted earnings per share for the year ended December 31, 2014, as none were antidilutive. There were no performance-based or service-based restricted stock units issued prior to 2014.

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
Segment Results
The tables below present information for net sales, operating income, total assets and depreciation and amortization by segment for the years ended December 31, 2014, 2013 and 2012:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Unallocated Amounts	Consolidated Totals
	(In thousands)
Year ended December 31, 2014
Net sales	$243,142	$28,265	$111,191	$144,596	$—	$527,194
Operating income	$69,871	$2,793	$41,213	$45,291	$(65,738)	$93,430
Total assets	$69,208	$19,862	$17,669	$24,927	$431,164	$562,830
Depreciation and amortization	$8,477	$1,459	$1,808	$4,041	$2,371	$18,156
Year Ended December 31, 2013
Net sales	$209,214	$22,408	$107,303	$128,513	$—	$467,438
Operating income	$62,485	$2,941	$40,637	$39,829	$(59,529)	$86,363
Total assets	$55,236	$10,624	$15,158	$24,416	$401,053	$506,487
Depreciation and amortization	$6,944	$740	$1,315	$3,367	$1,821	$14,187
Year Ended December 31, 2012
Net sales	$180,291	$17,879	$97,801	$102,580	$—	$398,551
Operating income	$57,208	$964	$37,038	$29,658	$(53,192)	$71,676
Total assets	$40,986	$8,583	$15,859	$15,747	$388,066	$469,241
Depreciation and amortization	$5,889	$940	$851	$2,384	$1,440	$11,504

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Geographic Area Information
Net sales by major geographic region is based on the location of the customer. Net sales by geographic region for the years ended December 31, 2014, 2013 and 2012 were as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
United States	$347,379	$309,557	$273,688
China	22,209	23,103	18,730
Other International(1)	157,606	134,778	106,133
Total	$527,194	$467,438	$398,551

(1)	Other International consists of numerous countries, none of which represents more than 5% of net sales for any year presented.

Property, plant and equipment, net by country of domicile as of December 31, 2014, 2013 and 2012 were as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
United States	$57,679	$45,479	$33,906
Germany	4,097	4,185	4,179
China	2,999	2,456	3,120
Other International(2)	14,292	8,751	5,799
Total	$79,067	$60,871	$47,004

(2)	Other International consists of numerous countries, none of which represents more than 5% of property, plant and equipment, net, for any year presented.

16.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable are comprised primarily of large balances due from a small number of major customers, principally distribution partners in the Asia-Pacific region and large department and specialty luggage stores dispersed throughout the United States. Failure of one of the major customers to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 26.2% and 18.5% of consolidated trade accounts receivable at December 31, 2014 and 2013, respectively. These five customers accounted for 11.9%, 10.8% and 11.1% of consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 47.2% and 41.9% of accounts payable at December 31, 2014 and 2013, respectively. These five suppliers accounted for 81.3%, 77.6% and 71.9% of total product purchases for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table shows the total compensation cost charged against income for share-based compensation plans and the related tax benefits recognized in the income statement for the periods indicated:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Share-based compensation expense	$3,618	$2,009	$42
Income tax benefit related to share-based compensation	$1,382	$736	$18
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
The following table presents the weighted-average assumptions used to estimate the fair value of the options granted during the periods presented:

	December 31, 2014	December 31, 2013
Weighted- average volatility	44.78%	45.90%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Risk-free rate	1.79%	1.13%

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A summary of option activity under the 2012 Plan as of December 31, 2014 and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2013	643,044	$20.76
Granted	338,114	$22.44
Exercised	(2,200)	20.45
Forfeited or expired	(9,240)	$20.45
Outstanding - December 31, 2014	969,718	$21.35	8.49	$2,312,920
Options vested and expected to vest as of December 31, 2014	929,191	$21.34	8.49	$2,222,698
Options vested and exercisable as of December 31, 2014	227,162	$20.90	8.18	$644,082

The weighted-average grant-date fair value of options granted during the years 2014 and 2013 was $10.05 and $9.27, respectively.

The total intrinsic value of options exercised during 2014 was $6,424. The total cash received from option exercises was $44,990 in 2014, and the cash tax benefit realized for the tax deductions from these option exercises was approximately $2,400. No options were exercised during the year ended December 31, 2013.

As of December 31, 2014, there was $4,089,000 of total unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 2.72 years. The total fair value of options vested during the year ended December 31, 2014 was $2,064,000.
Performance-Based Restricted Stock Units

In 2014, the Company began granting performance-based restricted stock units (“RSUs”) to key executives, as well as certain of its other employees. Performance-based RSUs are awards denominated in units that are settled in shares of the Company’s common stock upon vesting. The vesting of these units is subject to the employee’s continuing employment and the Company’s achievement of certain performance goals during the applicable vesting period. The fair value of performance-based RSUs is based on the fair value of the Company’s common stock on the date of grant. Expense for performance-based RSUs is recognized over the employees’ requisite service period when the attainment of the performance goal is deemed probable.

A summary of the status of performance-based RSUs as of December 31, 2014 and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested - December 31, 2013	—	$—
Granted	139,384	$22.74
Vested	—	$—
Forfeited	(9,271)	$22.95
Nonvested - December 31, 2014	130,113	$22.73

As of December 31, 2014, there was $1,941,000 of total unrecognized compensation cost related to nonvested performance-based RSUs. Such cost is expected to be recognized over a weighted-average period of 2.19 years. There were no performance-based RSUs granted prior to 2014.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Service-Based Restricted Stock Units

In 2014, the Company began granting service-based RSUs to certain non-employee directors. These service-based RSUs generally vest over a one-year period, subject to the director’s continuing service on the Board of Directors. The fair value of service-based RSUs is based on the fair value of the Company’s common stock on the date of grant.

A summary of the status of service-based RSUs as of December 31, 2014 and changes during the twelve months then ended is presented below:

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested - December 31, 2013	—	$—
Granted	10,680	$18.72
Vested	—	$—
Forfeited	—	$—
Nonvested - December 31, 2014	10,680	$18.72

As of December 31, 2014, there was $74,000 of total unrecognized compensation cost related to nonvested service-based RSUs. Such cost is expected to be recognized over a weighted average period of 0.37 years. There were no service-based RSUs granted prior to 2014.

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
Pursuant to the Company’s obligation under the amended and restated registration rights agreement, the Company incurred $634,000, $477,000 and $196,000 in connection with the November 2012, April 2013 and September 2014 secondary offerings of the Company’s common stock described in Note 1—Summary of Significant Accounting Policies, respectively.

19. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following tables set forth unaudited selected quarterly financial data for the years ended December 31, 2014 and 2013. In the opinion of management, the following selected quarterly information includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This quarterly data is not necessarily indicative of our operating results for any future period.

	For the Three Months Ended
	March 30, 2014	June 29, 2014	September 28, 2014	December 31, 2014
	(In thousands, except share and per share data)
Net sales	$108,602	$124,582	$130,195	$163,815
Year over year growth %(1)	6%	15%	20%	11%
Gross margin	$63,083	$72,102	$76,307	$94,475
Selling, general and administrative expenses	$49,702	$52,246	$53,040	$57,549
Operating income	$13,381	$19,856	$23,267	$36,926
Net income	$8,153	$12,219	$13,917	$23,720
Basic weighted average common shares outstanding	67,866,667	67,866,667	67,867,852	67,868,867
Diluted weighted average common shares outstanding	67,867,852	67,872,947	67,876,522	67,895,249
Basic earnings per common share	$0.12	$0.18	$0.21	$0.35
Diluted earnings per common share	$0.12	$0.18	$0.21	$0.35

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the Three Months Ended
	March 31, 2013	June 30, 2013	September 29, 2013	December 31, 2013
	(In thousands, except per share data)
Net sales	$102,925	$108,189	$108,910	$147,414
Year over year growth %(1)	29%	13%	14%	16%
Gross margin	$58,013	$62,310	$63,992	$84,530
Selling, general and administrative expenses	$40,399	$44,452	$45,466	$52,165
Operating income	$17,614	$17,858	$18,526	$32,365
Net (loss) income	$10,535	$11,194	$12,055	$20,775
Basic weighted average common shares outstanding	67,866,667	67,866,667	67,866,667	67,866,667
Diluted weighted average common shares outstanding	67,867,790	67,868,475	67,875,729	67,870,726
Basic earnings per common share	$0.16	$0.16	$0.18	$0.31
Diluted earnings per common share	$0.16	$0.16	$0.18	$0.31

(1)	Year-over-year growth % compares net sales for a particular period with net sales for the comparable prior year interim period.