Form 10-Q
period 2015-03-29
Tumi Holdings, Inc.
filed 2015-05-07
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 7, 2015
Common Stock, $0.01 Par Value	67,868,867 shares

TUMI HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Tumi Holdings, Inc.’s (“Tumi”) current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. Tumi generally identifies forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth under the heading “Risk Factors” in Tumi’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015. For example, if general economic conditions and the availability of opportunities in the marketplace that complement our store strategy ultimately differ from those anticipated by management, the actual pace of our future store openings may differ materially from the pace contemplated by a forward-looking statement. Forward-looking statements speak only as of the date on which they are made. Tumi expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 29, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,365	$52,796
Accounts receivable, less allowance for doubtful accounts of approximately $572 and $580 at March 29, 2015 and December 31, 2014, respectively	24,384	31,890
Other receivables	2,565	3,003
Inventories, net	90,449	89,231
Prepaid expenses and other current assets	5,584	8,315
Deferred tax assets, current	7,298	7,298
Total current assets	186,645	192,533
Property, plant and equipment, net	78,881	79,067
Deferred tax assets, noncurrent	5,907	4,608
Joint venture investment	2,395	2,156
Goodwill	142,773	142,773
Intangible assets, net	130,400	130,414
Deferred financing costs, net of accumulated amortization of $3,128 and $3,087 at March 29, 2015 and December 31, 2014, respectively	331	372
Other assets	9,793	10,907
Total assets	$557,125	$562,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	March 29, 2015	December 31, 2014
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$28,302	$33,898
Accrued expenses	31,167	34,786
Income taxes payable	1,082	2,334
Total current liabilities	60,551	71,018

Other long-term liabilities	11,306	11,407
Deferred tax liabilities	53,522	53,522
Total liabilities	125,379	135,947

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,146,673 shares issued and 67,868,867 shares outstanding as of March 29, 2015 and December 31, 2014	681	681
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of March 29, 2015 and December 31, 2014	—	—
Additional paid-in capital	315,571	314,217
Treasury stock, at cost; 277,806 shares as of March 29, 2015 and December 31, 2014	(4,874)	(4,874)
Retained earnings	126,108	119,734
Accumulated other comprehensive loss	(5,740)	(2,875)
Total stockholders’ equity	431,746	426,883
Total liabilities and stockholders’ equity	$557,125	$562,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(unaudited)
Net sales	$110,461	$108,602
Cost of sales	45,190	45,519
Gross margin	65,271	63,083
OPERATING EXPENSES
Selling	8,636	8,267
Marketing	3,827	4,355
Retail operations	29,718	26,106
General and administrative	13,527	10,974
Total operating expenses	55,708	49,702
Operating income	9,563	13,381
OTHER INCOME (EXPENSES)
Interest expense	(105)	(129)
Earnings from joint venture investment	212	147
Foreign exchange gains (losses)	318	(98)
Other non-operating expenses	(182)	(277)
Total other income (expenses)	243	(357)
Income before income taxes	9,806	13,024
Provision for income taxes	3,432	4,871
Net income	$6,374	$8,153
Weighted average common shares outstanding:
Basic	67,868,867	67,866,667
Diluted	67,918,438	67,867,852
Basic earnings per common share	$0.09	$0.12
Diluted earnings per common share	$0.09	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(unaudited)
Net income	$6,374	$8,153
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	(2,865)	3
Comprehensive income	$3,509	$8,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,374	$8,153
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,034	3,920
Share-based compensation expense	1,354	952
Amortization of deferred financing costs	41	41
Allowance for doubtful accounts	(8)	(2)
Earnings from joint venture	(212)	(147)
Loss on disposal of fixed assets	113	231
Other non-cash charges	210	(387)
Changes in operating assets and liabilities
Accounts receivable	7,598	(420)
Other receivables	345	(1,027)
Inventories	(2,645)	(3,842)
Prepaid expenses and other current assets	2,618	(1,820)
Other assets	(94)	(5,042)
Accounts payable	(5,515)	(442)
Accrued expenses	(2,055)	(5,722)
Income taxes payable	(1,117)	(531)
Other liabilities	(25)	490
Total adjustments	5,642	(13,748)
Net cash provided by operating activities	12,016	(5,595)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,124)	(8,188)
Net cash used in investing activities	(8,124)	(8,188)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	$—	$(6,000)
Net cash used in financing activities	—	(6,000)
Effect of exchange rate changes on cash	(323)	(8)
Net decrease in cash and cash equivalents	3,569	(19,791)
Cash and cash equivalents at beginning of period	52,796	37,613
Cash and cash equivalents at end of period	$56,365	$17,822

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
Registered Secondary Offering of the Company’s Common Stock
In September 2014, the Company completed a secondary offering of common stock sold by certain of the Company’s stockholders.  The selling stockholders, comprised of funds managed by or affiliated with Doughty Hanson, sold 8,000,000 shares of our common stock in the offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering expenses incurred by the Company were approximately $196,000, which included legal and accounting costs and various other fees associated with the offering.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.
The condensed consolidated balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the full year 2015 or any future period.
Reporting Periods
The reporting periods for the Company’s unaudited interim quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2015 and January 1, 2014 and ended on March 29, 2015 and March 30, 2014, respectively.

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
Cash and Cash Equivalents
As of March 29, 2015, the total balance in U.S. bank accounts over the Federal Deposit Insurance Company limit then in effect was approximately $51,412,000. The total balance in international bank accounts at March 29, 2015, which is not covered under the FDIC, was approximately $5,068,000.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable were reasonable estimates of their fair value as of March 29, 2015.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

3.	STOCKHOLDERS’ EQUITY
Activity for the three months ended March 29, 2015 in the accounts of Stockholders’ Equity is summarized below:

	Common Stock
	Shares	Par Value	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share data)
Balance as of January 1, 2015	68,146,673	$681	$314,217	$(4,874)	$119,734	$(2,875)	$426,883
Net income	—	—	—	—	6,374	—	6,374
Share-based compensation	—	—	1,354	—	—	—	1,354
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,865)	(2,865)
Balance as of March 29, 2015	68,146,673	$681	$315,571	$(4,874)	$126,108	$(5,740)	$431,746

As of March 29, 2015 and December 31, 2014, the Company held 277,806 shares of common stock in treasury.
The balance in accumulated other comprehensive loss consists only of foreign currency translation adjustments, net of tax. During the year ended December 31, 2014, the Company deemed $36,500,000 of intercompany receivables from its German subsidiary to be permanently invested. Accordingly, these amounts have been reclassified to contributed capital, reflecting the permanent nature of the investment. Unrealized gains and losses on these transactions are recorded in other comprehensive income.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

4. INVENTORIES, NET
Inventories, net consist of the following:

	March 29, 2015	December 31, 2014
	(In thousands)
Raw materials	$310	$318
Finished goods	90,139	88,913
Total inventories, net	$90,449	$89,231

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		March 29, 2015	December 31, 2014
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	5,404	5,395
Leasehold and store enhancements	1 to 10 years	102,065	102,168
Furniture, computers and equipment	3 to 5 years	18,619	18,673
Capitalized software	5 years	10,264	9,908
Fixtures, dies and autos	3 to 5 years	21,423	19,994
Construction in progress		6,598	5,590
		164,858	162,213
Less accumulated depreciation and amortization		(85,977)	(83,146)
		$78,881	$79,067

Depreciation and amortization expense on property, plant and equipment was $5,020,000 and $3,852,000 for the three months ended March 29, 2015 and March 30, 2014, respectively.

6.	JOINT VENTURE
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”). The purpose of Tumi Japan is to sell, promote and distribute the Company’s products in Japan. This investment is accounted for under the equity method.
Sales to Itochu were $3,277,000 and $2,634,000 for the three months ended March 29, 2015 and March 30, 2014, respectively. The Company had accounts receivable due from Itochu of $724,000 and $1,870,000 as of March 29, 2015 and December 31, 2014, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The balance of goodwill and the classification by segment has not changed from December 31, 2014. For the three months ended March 29, 2015, there were no changes to intangible assets other than amortization expense recorded of $14,000.

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

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Liability, beginning of period	$8,033	$7,339
Provision for warranties	961	919
Warranty claims	(847)	(795)
Liability, end of period	$8,147	$7,463

9.	CREDIT FACILITY

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
As of March 29, 2015 and December 31, 2014, the Company had no balance outstanding under the Amended Credit Facility. Letters of credit outstanding at March 29, 2015 and December 31, 2014 totaled $286,000 under the Amended Credit Facility and, accordingly, the unused portion of the Amended Credit Facility was $69,714,000. The fee for the unused portion of the Amended Credit Facility was $26,000 and $25,000 for the three months ended March 29, 2015 and March 30, 2014, respectively.
All obligations under the Amended Credit Facility are required to be guaranteed by each of the Borrowers’ material domestic subsidiaries, subject to certain exclusions. The obligations under the Amended Credit Facility are secured by substantially all of the Borrowers’ assets and, if applicable, those of the Borrowers’ subsidiary guarantors. Currently, the Borrowers do not have any subsidiary guarantors.
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
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance with all such covenants as of March 29, 2015.

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
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2027, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the three months ended March 29, 2015 and March 30, 2014, respectively.
Purchase Obligations
The Company has open purchase orders and contractual obligations in the ordinary course of business for which the Company has not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

11.	INCOME TAXES
Income tax expense for the three months ended March 29, 2015 is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period. The Company’s consolidated effective tax rate was 35.0% and 37.4% for the three months ended March 29, 2015 and March 30, 2014, respectively.
The change in the effective tax rate was primarily driven by the Company's Asian sourcing operations. As of January 1, 2015, the Company has considered earnings from its Asian sourcing operations to be invested indefinitely.  As such, U.S. taxes will not be provided for with respect to approximately $7.0 million of anticipated earnings in 2015.  These earnings would become subject to income tax if they were to be remitted as dividends to the U.S.  Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

12.	EARNINGS PER SHARE
The following table summarizes the calculation of basic and diluted earnings per common share for the three months ended March 29, 2015 and March 30, 2014:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands, except share and per share data)
Basic earnings per common share:
Numerator:
Net income	$6,374	$8,153
Denominator:
Basic weighted average common shares outstanding	67,868,867	67,866,667
Basic earnings per common share	$0.09	$0.12

Diluted earnings per common share:
Numerator:
Net income	$6,374	$8,153
Denominator:
Number of shares used in basic calculation	67,868,867	67,866,667
Weighted average dilutive effect of employee stock options and restricted stock units	49,571	1,185
Diluted weighted average common shares outstanding	67,918,438	67,867,852
Diluted earnings per common share	$0.09	$0.12

The Company excluded 478,239 and 156,857 outstanding weighted average stock options for the three months ended March 29, 2015 and March 30, 2014, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market price of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. The Company included all outstanding weighted average stock options with exercise prices less than the average market price of the common shares in the calculation of the weighted average dilutive effect of employee stock options, but a weighted average of 41,747 and 555,935 of these stock options for the three months ended March 29, 2015 and March 30, 2014, respectively, did not have any impact on the dilutive effect of employee stock options in the preceding table, as they were determined to be antidilutive when the treasury stock method was applied. In addition, as of March 29, 2015 and March 30, 2014, there were 179,657 and 122,208 performance-based restricted stock units, respectively, that were excluded from the computation of diluted earnings per share because these units have not yet been earned in accordance with the vesting conditions of the plan.

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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The table below presents information for net sales, operating income and depreciation and amortization by segment for the three months ended March 29, 2015 and March 30, 2014:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Three Months Ended March 29, 2015
Net sales	$52,002	$6,499	$22,236	$29,724	$—	$110,461
Operating income (loss)	$10,834	$145	$8,645	$8,933	$(18,994)	$9,563
Depreciation and amortization	$2,569	$441	$463	$956	$605	$5,034
Three Months Ended March 30, 2014
Net sales	$50,047	$4,959	$22,289	$31,307	$—	$108,602
Operating income (loss)	$12,384	$(344)	$8,678	$9,140	$(16,477)	$13,381
Depreciation and amortization	$1,927	$219	$409	$843	$522	$3,920

14.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable include large balances due from a small number of major customers, principally distribution partners in the Asia-Pacific region and large department and specialty luggage stores dispersed throughout the United States. Failure of one major customer to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 18.1% and 26.2% of consolidated trade accounts receivable at March 29, 2015 and December 31, 2014, respectively. These five customers accounted for 11.9% and 12.5% of consolidated net sales for the three months ended March 29, 2015 and March 30, 2014, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 45.1% and 47.2% of accounts payable at March 29, 2015 and December 31, 2014, respectively. These five suppliers accounted for 83.4% and 84.3% of total product purchases for the three months ended March 29, 2015 and March 30, 2014, respectively.

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
The following table shows the total compensation cost charged against income for share-based compensation plans and the related potential future tax benefits recognized in the income statement for the periods indicated:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Share-based compensation expense	$1,354	$952
Income tax benefit related to share-based compensation	$501	$356
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
The following table presents the weighted average assumptions used to estimate the fair value of the options granted during the periods presented:

	Three Months Ended
	March 29, 2015	March 30, 2014
Weighted average volatility	43.55%	45.02%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Risk-free rate	1.73%	1.77%

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of option activity under the 2012 Plan as of March 29, 2015 and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2014	969,718	$21.35
Granted	342,006	$23.25
Exercised	—	$—
Forfeited or expired	(32,494)	$21.85
Outstanding - March 29, 2015	1,279,230	$21.84	8.69	$2,694,975
Options vested and expected to vest as of March 29, 2015	1,219,406	$21.82	8.67	$2,595,142
Options vested and exercisable as of March 29, 2015	420,325	$21.25	8.12	$1,134,731

The weighted average grant-date fair value of options granted during the three months ended March 29, 2015 and March 30, 2014 was $10.16 and $10.31, respectively.

As of March 29, 2015, there was $6,134,000 of total unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 2.60 years. The total fair value of options vested during the three months ended March 29, 2015 was $1,870,000.
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

A summary of the status of performance-based RSUs as of March 29, 2015 and changes during the three months then ended is presented below:

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested - December 31, 2014	130,113	$22.73
Granted	66,117	$23.25
Vested	—	$—
Forfeited	(16,573)	$22.95
Nonvested - March 29, 2015	179,657	$22.90

As of March 29, 2015, there was $2,987,000 of total unrecognized compensation cost related to nonvested performance-based RSUs. Such cost is expected to be recognized over a weighted average period of 2.32 years.
Service-Based Restricted Stock Units

In 2014, the Company began granting service-based RSUs to certain non-employee directors. These service-based RSUs generally vest over a one-year period, subject to the director’s continuing service. In 2015, the Company began granting service-based RSUs to key executives, as well as certain of its other employees. These service-based RSUs generally vest over a three-year period, subject to the employee's continuing service.The fair value of service-based RSUs is based on the fair value of the Company’s common stock on the date of grant.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of the status of service-based RSUs as of March 29, 2015 and changes during the three months then ended is presented below:

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested - December 31, 2014	10,680	$18.72
Granted	66,117	$23.25
Vested	—	$—
Forfeited	—	$—
Nonvested - March 29, 2015	76,797	$22.62

As of March 29, 2015, there was $1,209,000 of total unrecognized compensation cost related to nonvested service-based RSUs. Such cost is expected to be recognized over a weighted average period of 2.54 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Tumi Holdings, Inc.’s (together with its subsidiaries, “Tumi”, the “Company”, “we”, “us”, and “our”) condensed consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Cautionary Note Regarding Forward-Looking Statements” for further information regarding forward-looking statements. We generally identify forward-looking statements by words such as“anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015. We urge you not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations. Historical results are not necessarily indicative of the results expected for any future period.
The reporting periods for our unaudited quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth fiscal quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2015 and January 1, 2014 and ended on March 29, 2015 and March 30, 2014, respectively.
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
We have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales increased from $108.6 million in the three months ended March 30, 2014 to $110.5 million in the three months ended March 29, 2015. The increase in net sales was due principally to an increase in volume resulting from new store openings since the first quarter of 2014. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have also increased our focus on our women’s line and on our online presence.
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
We believe there is a significant opportunity to continue to expand our store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestigious street venues. We had 3 new company-owned store openings in the quarter ended March 29, 2015. We currently expect to continue to open company-owned stores in the foreseeable future, with the majority being full-price stores, while also expanding our online presence.
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
Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base. We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestigious street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations, as well as retail locations that enhance our brand image. We have opened 83 company-owned stores since January 1, 2010 (8 stores in 2010, 11 stores in 2011, 19 stores in 2012, 17 stores in 2013, 25 stores in 2014 and 3 stores in the three months ended March 29, 2015), bringing our total to 155 company-owned stores as of March 29, 2015. While we may be unable to successfully open new company-owned stores according to plan, we have identified several locations for new company-owned stores and believe we have a market opportunity to continue to expand our company-owned store base over the long term. Additionally, we are beginning to evaluate the potential of pursuing a more direct sales model in Asia.

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

•
Expand our e-business. Our e-commerce business consists of our websites and certain of our wholesale customers' e-commerce websites. This online presence is an extension of our brand and points of distribution, serving both as an informational resource and a complementary sales channel for our consumers. We expect sales from this channel to continue to grow as consumers become more aware of our e-commerce capabilities and we continue to expand our online presence into new markets. In addition, we transitioned our North American web store to a more insourced model during the fourth quarter of 2014 and our international web stores to a more insourced model during the first quarter of 2015. We believe this will improve our websites' functionality and efficiency in the future. In addition, we plan to expand into more European countries.

Key Performance Indicator and Non-GAAP Measures

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

Average net sales per square foot is calculated using net sales for the last twelve months for all stores open for the full twelve months. Average net sales per square foot decreased by approximately $7, or 1%, to $1,075 as of March 29, 2015 from $1,082 as of December 31, 2014. This decrease was primarily due to weaker sales during the first quarter of 2015 as we did not anniversary our legacy Alpha promotion and concurrent introduction of our re-launched Alpha Travel Collection (Alpha 2), both which benefited sales during the first quarter of 2014. In addition, weaker traffic trends in our Direct-to-Consumer North America segment and the impact of the strengthening U.S. dollar on our Europe, Middle East and Africa ("EMEA") wholesale and retail businesses also had a negative effect on sales.

In addition, during the first quarter of 2015, management used non-GAAP financial measures operating income before costs associated with the cost reduction program and net income before costs associated with the cost reduction program to measure our financial performance and evaluate our profitability. Operating income before costs associated with the cost reduction program and net income before costs associated with the cost reduction program are non-GAAP financial measures. Operating income before costs associated with the cost reduction program is defined as operating income plus the costs associated with the cost reduction program. Net income before costs associated with the cost reduction program is defined as net income plus the costs associated with the cost reduction program.  Operating income before costs associated with the cost reduction program and net income before costs associated with the cost reduction program are not measures of operating income or operating performance presented in accordance with U.S. GAAP.

Operating income before costs associated with the cost reduction program and net income before costs associated with the cost reduction program are important supplemental measures of our internal reporting, including for our board of directors and management, and are key measures we use to evaluate profitability and operating performance. Additionally, operating income before costs associated with the cost reduction program and net income before costs associated with the cost reduction program, when viewed in conjunction with our condensed consolidated financial statements, provide investors and other users of our financial information consistency and comparability with our past financial performance, facilitate period-to-period comparisons of operating performance and facilitate comparisons with other companies. We use these metrics in conjunction with U.S. GAAP operating performance measures as part of our overall assessment of our performance. U.S. GAAP measures of performance remain our primary means of assessing our overall financial results.

In addition, the Company also periodically refers to growth rates on a “constant currency” basis so that the business results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the Company's business performance. Constant currency net sales results are calculated by translating current period net sales in local currency using the prior year's currency conversion rate. This consistent approach is based on the pricing currency for each country which is typically the functional currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates. “Constant currency” measured net sales is not a measure of net sales presented in accordance with U.S. GAAP.

Undue reliance should not be placed on these measures as our only measures of operating performance. Operating income before costs associated with the cost reduction program, net income before costs associated with the cost reduction program, and constant currency measured net sales have limitations as analytical tools. When assessing our operating performance, investors should not consider operating income before costs associated with the cost reduction program, net income before costs associated with the cost reduction program and constant currency measured net sales in isolation or as substitutes for operating income, net income or net sales, respectively.

A reconciliation of net income to net income before costs associated with the cost reduction program, of operating income to operating income before costs associated with the cost reduction program and of net sales to net sales on a constant currency basis is presented below:

Reconciliation of Operating Income to Operating Income Before Costs Associated with the Cost Reduction Program
(In millions)
	Three Months Ended
	March 29, 2015	March 30, 2014
Operating Income	$9.6	$13.4
Operating expenses in conjunction with the cost reduction program	2.5	—
Operating income before costs associated with the cost reduction program[1]	$12.1	$13.4
__________________________________________
1 The totals in the table may not foot due to rounding.

Reconciliation of Net Income to Net Income Before Costs Associated with the Cost Reduction Program
(In millions, except per share data)
	Three Months Ended
	March 29, 2015	March 30, 2014
Net Income	$6.4	$8.2
Diluted GAAP earnings per share [1]	$0.09	$0.12
Operating expenses in conjunction with the cost reduction program (after tax)	1.6	—
Net income before costs associated with the cost reduction program [2]	$8.0	$8.2
Diluted earnings per share before costs associated with the cost reduction program[1]	$0.12	$0.12
_________________________________________________________________
1 Diluted EPS calculated using 67.9 million shares for both Q1 2015 and Q1 2014.
2 The totals in the table may not foot due to rounding.

Reconciliation of Net Sales to Net Sales on a Constant Currency Basis
(In thousands)
	Three Months Ended
	March 29, 2015	March 30, 2014	Change
GAAP Net Sales	$110,461	$108,602	$1,859
GAAP Net Sales growth	1.7%
Impact of changes in exchange rates[1]	$3,094
Net Sales on constant currency basis	$113,555	$108,602	$4,953
Net Sales growth on constant currency basis	4.6%
_________________________________________________________________
1To present this information, current period results for sales in currencies other than U.S. dollars are converted into U.S. dollars at the prior year’s currency conversion rate.

Results of Operations
The following tables set forth condensed consolidated operating results and other operating data for the periods indicated:
Operating results

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Net sales	$110,461	$108,602
Cost of sales	45,190	45,519
Gross margin	65,271	63,083
OPERATING EXPENSES
Selling	8,636	8,267
Marketing	3,827	4,355
Retail operations	29,718	26,106
General and administrative	13,527	10,974
Total operating expenses	55,708	49,702
Operating income	9,563	13,381
OTHER INCOME (EXPENSES)
Interest expense	(105)	(129)
Earnings from joint venture investment	212	147
Foreign exchange gains (losses)	318	(98)
Other non-operating expenses	(182)	(277)
Total other income (expenses)	243	(357)
Income before income taxes	9,806	13,024
Provision for income taxes	3,432	4,871
Net income	$6,374	$8,153

Percentage of Net Sales*

	Three Months Ended
	March 29, 2015	March 30, 2014
Net sales	100%	100%
Cost of sales	41%	42%
Gross margin	59%	58%
OPERATING EXPENSES
Selling	8%	8%
Marketing	3%	4%
Retail operations	27%	24%
General and administrative	12%	10%
Total operating expenses	50%	46%
Operating income	9%	12%
OTHER INCOME (EXPENSES)
Interest expense	—%	—%
Earnings from joint venture investment	—%	—%
Foreign exchange gains (losses)	—%	—%
Other non-operating expenses	—%	—%
Total other income (expenses)	—%	—%
Income before income taxes	9%	12%
Provision for income taxes	3%	4%
Net income	6%	8%
___________________________________________________
*The percentages in the table may not foot due to rounding.

The following table summarizes the number of company-owned stores open at the beginning and end of the three months ended March 29, 2015:

Three Months Ended
March 29, 2015
Number of stores open at beginning of period	152
Stores opened	3
Stores closed	—
Number of stores open at end of period	155

Three months ended March 29, 2015 compared with the three months ended March 30, 2014
Net Sales
The following table presents net sales by operating segment for the three months ended March 29, 2015 compared with the three months ended March 30, 2014:

	Three Months Ended March 29, 2015	Three Months Ended March 30, 2014	% Change
	(In thousands)
Direct-to-Consumer North America	$52,002	$50,047	4%
Direct-to-Consumer International	6,499	4,959	31%
Indirect-to-Consumer North America	22,236	22,289	<1%
Indirect-to-Consumer International	29,724	31,307	(5)%
Total	$110,461	$108,602	2%

Net sales increased $1.9 million, or 2%, to $110.5 million for the three months ended March 29, 2015 from $108.6 million for the three months ended March 30, 2014. On a constant currency basis, net sales would have increased 5%. Net sales were negatively impacted during the first quarter as we did not anniversary our legacy Alpha promotion and concurrent introduction of our re-launched Alpha Travel Collection (Alpha 2), both which benefited sales during the first quarter of 2014. In addition, weaker traffic trends in our Direct-to-Consumer North America segment and the impact of the strengthening U.S. dollar on our Europe, Middle East and Africa ("EMEA") wholesale and retail businesses also had a negative effect on sales. There were no significant product launches or price increases during the quarter. However, there was positive response to our continued roll out of our Voyageur collection which re-launched during the fourth quarter of 2014, as well as our premium product collection. Additionally, there were 3 new company-owned store openings and 1 store relocation during the three months ended March 29, 2015. There were 27 new stores opened since the first quarter of 2014, which contributed to over 100% of the overall sales growth experienced from the three months ended March 30, 2014 to the three months ended March 29, 2015. This increase was partially offset by negative comparable store sales in the quarter ended March 29, 2015.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 4% increase for the three months ended March 29, 2015 as compared with the three months ended March 30, 2014. Of the 27 new stores opened since the first quarter of 2014, 21 were in the North America segment and comprised over 100% of the net sales growth experienced in the Direct-to-Consumer North America segment from the three months ended March 30, 2014 to the three months ended March 29, 2015. This increase was largely offset by a decrease in comparable store sales due in part to a decline in our overall traffic patterns. During the first quarter of 2014, we re-launched our Alpha 2 collection while liquidating our legacy Alpha products, which drove traffic to our full-price stores as well as conversion on our e-commerce platform. Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2014 will not impact the comparable store comparison until January 1, 2016. Additionally, temporary store closings, store expansions and store relocations are excluded from the comparable store base under most circumstances. Overall, North America comparable store sales decreased 4.9% for the period. North America full-price comparable store sales decreased 5.3%, North America outlet comparable store sales increased 1.1% and our North America e-commerce sales decreased 14.1%.
Net sales attributable to the Direct-to-Consumer International segment experienced a 31% increase for the three months ended March 29, 2015 as compared with the three months ended March 30, 2014. Of the 27 new stores opened since the first quarter of 2014, 6 were in Western Europe and comprised approximately 88% of the net sales growth experienced in the Direct-to-Consumer International segment from the three months ended March 30, 2014 to the three months ended March 29, 2015. This increase was partially offset by a decrease in comparable store sales during the quarter ended March 29, 2015, which was due to the translation effect the strengthening of the U.S. dollar had on our sales denominated in Euros. Overall, our international comparable store sales decreased 1.5% (increased 19.6% in Euros) for the period. Our international full-price comparable store sales were down 9.8% (up 9.5% in Euros) and outlet comparable store sales were up 8.4% (31.6% in Euros). Our international e-commerce sales decreased 2.5% (increased 18% in Euros).
Overall, comparable store sales for all Direct-to-Consumer channels decreased 4.6% globally for the three months ended March 29, 2015 as compared with the three months ended March 30, 2014.
Net sales attributable to the Indirect-to-Consumer North America segment decreased less than 1% for the three months ended March 29, 2015 as compared with the three months ended March 30, 2014. Our Indirect-to-Consumer North America net sales have been negatively impacted by our decision to limit our special markets business in an effort to reduce the incidences of product diversion and trans-shipping abuses that have become a more common occurrence in Asia, particularly in Japan and

Korea, where the Tumi brand is becoming increasingly popular. Certain special markets customers have been a source of unauthorized product diversion in the past. While difficult to assess the financial impact of trans-shipping, we believe that it is damaging to the brand image in these emerging markets. In addition, we experienced weaker sales within our Canadian wholesale business on which we believe the strengthening U.S. dollar has had a dampening effect on the replenishment orders of our wholesalers.
Net sales attributable to the Indirect-to-Consumer International segment decreased 5% for the three months ended March 29, 2015 as compared with the three months ended March 30, 2014. Our Indirect-to-Consumer International net sales have been negatively impacted by the adverse effect the strengthening U.S. dollar has had on our wholesale business within the EMEA region, as well as the geopolitical tensions within Russia. In addition, in our Asia-Pacific region, sales to mainland China were negatively impacted by the Chinese government's policies to curb consumerism.
Operating income
The following table presents operating income (loss) by segment for the three months ended March 29, 2015 as compared with the three months ended March 30, 2014:

	Three Months Ended March 29, 2015	Three Months Ended March 30, 2014	% Change
	(In thousands)
Direct-to-Consumer North America	$10,834	$12,384	(13)%
Direct-to-Consumer International	145	(344)	*NM
Indirect-to-Consumer North America	8,645	8,678	<1%
Indirect-to-Consumer International	8,933	9,140	(2)%
Non-allocated corporate expenses	(18,994)	(16,477)	(15)%
Total	$9,563	$13,381	(29)%
______________
*Not meaningful

Operating income decreased $3.8 million, or 29%, to $9.6 million for the three months ended March 29, 2015 from $13.4 million for the three months ended March 30, 2014. Our operating segments have benefited from continued growth, principally volume related, and store openings in the Direct-to-Consumer segments, partially offset by negative comparable store sales. Operating expenses have increased due to higher retail operations expenses related to the cost of new store openings in 2015 and the wrap effect (expenses for opened stores for which there were limited or no expenses in the comparable prior period) of stores opened in the last three quarters of 2014. Historically, company-owned store operating margins generally strengthen after their first year of operation. Additionally, our higher operating expenses for the quarter ended March 29, 2015 include additional costs resulting from our decision to eliminate redundancies, streamline processes, and leverage fixed costs within certain selling, general and administrative functions. In this regard, the Company reduced headcount and incurred related severance and termination costs in the amount of approximately $2.5 million during the first quarter of 2015.

Operating income attributable to the Direct-to-Consumer North America segment experienced a 13% decrease for the three months ended March 29, 2015 as compared with the three months ended March 30, 2014. This was primarily due to a decline in comparable store sales, as well as the aforementioned increase in retail operations expenses related to the cost of new store openings since the first quarter of 2014.

Operating income attributable to the Direct-to-Consumer International segment increased to $0.1 million for the three months ended March 29, 2015 from a loss of $0.3 million for the three months ended March 30, 2014. This was primarily due to the sales growth from new stores opened since the first quarter of 2014. In addition, during the first quarter of 2014 we incurred pre-opening expenses and start-up costs for our flagship store on Regent Street in London, which opened in the second quarter of 2014.

Operating income attributable to the Indirect-to-Consumer North America segment experienced a decrease of less than 1% for the three months ended March 29, 2015 as compared with the three months ended March 30, 2014. This was primarily due to the decline in sales growth in this segment, particularly impacted by softer sales in our specialty stores and special markets business, as well as our Canadian wholesale business.

Operating income attributable to the Indirect-to-Consumer International segment experienced a 2% decrease for the three months ended March 29, 2015 as compared with the three months ended March 30, 2014. This decrease was primarily due to weaker sales during the quarter ended March 29, 2015, largely due to the adverse impact of the strengthening U.S. dollar on our wholesale business in the EMEA region, partially offset by a more favorable mix of sales within the segment.
Non-allocated corporate expenses represent expenses not attributable to a particular operating segment, and consist of core corporate expenses such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs. As we expand our business, we believe general and administrative expenses will increase in dollar amount in future periods, although we expect to leverage these expenses against sales as the business grows. Non-allocated corporate expenses increased 15% for the three months ended March 29, 2015 as compared with the three months ended March 30, 2014. This increase was primarily due to our decision to eliminate redundancies, streamline processes, and leverage fixed costs within certain selling, general and administrative functions. Of these aforementioned severance and termination costs, approximately $1.9 million were included in non-allocated corporate expenses in the three months ended March 29, 2015.
Operating margin was 9% for the three months ended March 29, 2015 compared to 12% for the three months ended March 30, 2014, as the previously mentioned severance and termination costs related to our cost reduction program, as well as retail operations expense for new stores and the wrap effect (expenses for stores for which there were little or no expenses in the comparable prior period) of stores opened since the first quarter of 2014, offset some of our fixed cost leverage. Operating income before costs associated with the cost reduction program would have been $12.1 million, and on this basis, non-GAAP operating income margin would have been 11% in the first quarter of 2015.
Other income and expenses
Other income and expenses, net increased $0.6 million to income of $0.2 million for the three months ended March 29, 2015 from expense of $0.4 million for the three months ended March 30, 2014. This was mainly driven by foreign exchange gains during the quarter ended March 29, 2015.
Income tax expense
Provision for income taxes decreased $1.4 million, or 30%, to $3.4 million in the three months ended March 29, 2015 from $4.9 million in the three months ended March 30, 2014, due primarily to lower income before taxes, as well as a lower effective tax rate for the quarter ended March 29, 2015. The change in the effective tax rate was largely driven by the Company’s tax planning relating to its Asian sourcing operations.
Net income
Net income decreased $1.8 million to $6.4 million for the three months ended March 29, 2015 from $8.2 million for the three months ended March 30, 2014. This decrease was due mainly to the aforementioned severance and termination costs related to our cost reduction program, as well as retail operations expense for new stores and the wrap effect (expenses for stores for which there were little or no expenses in the comparable prior period) of stores opened since the first quarter of 2014.
Basic and diluted weighted average shares outstanding were 67.9 million shares for the three months ended March 29, 2015 and March 30, 2014. Basic and diluted EPS was $0.09 per common share for the three months ended March 29, 2015 versus $0.12 per common share for the three months ended March 30, 2014.
Net income before costs associated with the cost reduction program would have been $8.0 million, and on this basis, non-GAAP basic and diluted EPS would have been $0.12 per common share for the three months ended March 29, 2015.
Seasonality
Our business is seasonal in nature and, as a result, our net sales and working capital requirements fluctuate from quarter to quarter. Our fourth quarter is a significant period for our results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. In 2014, fourth quarter net sales represented approximately 31% of our total annual net sales. Operating income in the same period represented 40% of our total annual operating income. During the fourth quarter, the Company expects inventory levels, accounts payable and accrued expenses to increase commensurate with net sales.

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
Cash and cash equivalents
As of March 29, 2015, we had cash and cash equivalents of $56.4 million. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.
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
We generated cash flows from operations of $12.0 million during the three months ended March 29, 2015, compared to cash flows used for operations of $5.6 million during the three months ended March 30, 2014. The principal reason for this increase was increased cash collections of accounts receivable during the current quarter compared to the same quarter last year.
Investing activities
Cash flows used for investing activities consisted of capital expenditures for store expansion plans, store renovations, store openings, store relocations, information technology infrastructure, distribution infrastructure and product tooling costs.
Cash used for capital expenditures was $8.1 million and $8.2 million for the three months ended March 29, 2015 and March 30, 2014, respectively.
Financing activities
We did not use cash for any financing activities during the three months ended March 29, 2015. For the three months ended March 30, 2014, we used $6.0 million for the repayment of bank debt. During the second quarter of 2014, the balance outstanding on our bank debt was paid in full.
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
As of March 29, 2015 and December 31, 2014, the Company had no balance outstanding under the Amended Credit Facility. Letters of credit outstanding at March 29, 2015 and December 31, 2014 totaled $286,000 under the Amended Credit Facility and, accordingly, the unused portion of the Amended Credit Facility was $69,714,000. The fee for the unused portion of the Amended Credit Facility was $26,000 and $25,000 for the three months ended March 29, 2015 and March 30, 2014, respectively.
All obligations under the Amended Credit Facility are required to be guaranteed by each of the Borrowers’ material domestic subsidiaries, subject to certain exclusions. The obligations under the Amended Credit Facility are secured by substantially all of the Borrowers’ assets and, if applicable, those of the Borrowers’ subsidiary guarantors. Currently, the Borrowers do not have any subsidiary guarantors.
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Borrowers were in compliance with all such covenants as of March 29, 2015.
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
The foregoing summaries of certain provisions of the Amended Credit Facility do not purport to be complete and are qualified in their entirety by reference to the full text of the Amended Credit Facility, which is incorporated by reference as exhibit 10.3b to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

Contractual Obligations
There have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no material changes to the description of our critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on February 27, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15,

2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

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
There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

ITEM 6.	EXHIBITS
The list of exhibits is set forth under “Exhibit Index” at the end of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUMI HOLDINGS, INC.

May 7, 2015	/s/ Michael J. Mardy
Date	Michael J. Mardy
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Employment Agreement, dated March 11, 2015, between Peter L. Gray and Tumi, Inc.
10.2*	Employment Agreement, dated March 11, 2015, between David J. Riley and Tumi, Inc.
10.3*	Offer letter, dated May 23, 2015, from Tumi Holdings, Inc. to David J. Riley
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Filed herewith.