Form 10-Q
period 2015-06-28
Tumi Holdings, Inc.
filed 2015-08-06
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 6, 2015
Common Stock, $0.01 Par Value	67,880,156 shares

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 28, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,732	$52,796
Accounts receivable, less allowance for doubtful accounts of approximately $576 and $580 at June 28, 2015 and December 31, 2014, respectively	30,980	31,890
Other receivables	2,688	3,003
Inventories, net	95,883	89,231
Prepaid expenses and other current assets	6,187	8,315
Prepaid income taxes	1,887	—
Deferred tax assets, current	7,298	7,298
Total current assets	217,655	192,533
Property, plant and equipment, net	79,294	79,067
Deferred tax assets, noncurrent	5,515	4,608
Joint venture investment	2,198	2,156
Goodwill	142,773	142,773
Intangible assets, net	130,400	130,414
Deferred financing costs, net of accumulated amortization of $3,170 and $3,087 at June 28, 2015 and December 31, 2014, respectively	290	372
Other assets	9,785	10,907
Total assets	$587,910	$562,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	June 28, 2015	December 31, 2014
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$38,777	$33,898
Accrued expenses	33,424	34,786
Income taxes payable	—	2,334
Total current liabilities	72,201	71,018

Other long-term liabilities	11,894	11,407
Deferred tax liabilities	53,522	53,522
Total liabilities	137,617	135,947

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,158,428 shares issued and 67,880,156 shares outstanding, each as of June 28, 2015; 68,146,673 issued and 67,868,867 outstanding, each as of December 31, 2014	681	681
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of June 28, 2015 and December 31, 2014	—	—
Additional paid-in capital	316,743	314,217
Treasury stock, at cost; 278,272 and 277,806 shares as of June 28, 2015 and December 31, 2014, respectively	(4,884)	(4,874)
Retained earnings	142,827	119,734
Accumulated other comprehensive loss	(5,074)	(2,875)
Total stockholders’ equity	450,293	426,883
Total liabilities and stockholders’ equity	$587,910	$562,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(unaudited)
Net sales	$138,520	$124,582	$248,981	$233,184
Cost of sales	56,905	52,480	102,095	97,999
Gross margin	81,615	72,102	146,886	135,185
OPERATING EXPENSES
Selling	8,207	8,569	16,843	16,836
Marketing	3,880	4,548	7,707	8,903
Retail operations	32,374	28,432	62,092	54,538
General and administrative	11,874	10,697	25,401	21,671
Total operating expenses	56,335	52,246	112,043	101,948
Operating income	25,280	19,856	34,843	33,237
OTHER INCOME (EXPENSES)
Interest expense	(80)	(113)	(185)	(242)
Earnings from joint venture investment	90	7	302	154
Foreign exchange gains (losses)	353	(253)	671	(351)
Other non-operating income (expenses)	78	205	(104)	(72)
Total other income (expenses)	441	(154)	684	(511)
Income before income taxes	25,721	19,702	35,527	32,726
Provision for income taxes	9,002	7,483	12,434	12,354
Net income	$16,719	$12,219	$23,093	$20,372
Weighted average common shares outstanding:
Basic	67,874,098	67,866,667	67,871,526	67,866,667
Diluted	67,920,124	67,872,947	67,919,295	67,870,428
Basic earnings per common share	$0.25	$0.18	$0.34	$0.30
Diluted earnings per common share	$0.25	$0.18	$0.34	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(unaudited)
Net income	$16,719	$12,219	$23,093	$20,372
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	666	236	(2,199)	239
Comprehensive income	$17,385	$12,455	$20,894	$20,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 28, 2015	June 29, 2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,093	$20,372
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,101	8,157
Share-based compensation expense	2,526	1,623
Amortization of deferred financing costs	83	82
Allowance for doubtful accounts	(4)	(12)
Earnings from joint venture	(302)	(154)
Loss on disposal of fixed assets	260	566
Impairment of long-lived assets	639	—
Other non-cash charges	886	593
Changes in operating assets and liabilities
Accounts receivable	1,111	(2,708)
Other receivables	230	(1,396)
Inventories	(7,764)	(12,042)
Prepaid expenses and other current assets	2,041	(1,613)
Prepaid income taxes	(1,887)	—
Other assets	(185)	(4,762)
Accounts payable	4,954	9,784
Accrued expenses	1,103	(1,782)
Income taxes payable	(2,231)	(6,993)
Other liabilities	547	1,640
Total adjustments	12,108	(9,017)
Net cash provided by operating activities	35,201	11,355
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,006)	(16,747)
Net cash used in investing activities	(15,006)	(16,747)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	$—	$(8,000)
Repurchase of common stock	(10)	—
Net cash used in financing activities	(10)	(8,000)
Effect of exchange rate changes on cash	(249)	(62)
Net increase (decrease) in cash and cash equivalents	19,936	(13,454)
Cash and cash equivalents at beginning of period	52,796	37,613
Cash and cash equivalents at end of period	$72,732	$24,159

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
Reporting Periods
The reporting periods for the Company’s unaudited interim quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on March 30, 2015 and March 31, 2014, respectively and ended on June 28, 2015 and June 29, 2014, respectively. The six-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2015 and 2014, respectively and ended on June 28, 2015 and June 29, 2014, respectively.

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
Cash and Cash Equivalents
As of June 28, 2015, the total balance in U.S. bank accounts over the Federal Deposit Insurance Company limit then in effect was approximately $65,298,000. The total balance in international bank accounts at June 28, 2015, which is not covered under the FDIC, was approximately $5,848,000.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable were reasonable estimates of their fair value as of June 28, 2015.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance was effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective on January 1, 2018. Early adoption is not permitted.The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

3.	STOCKHOLDERS’ EQUITY
Activity for the six months ended June 28, 2015 in the accounts of Stockholders’ Equity is summarized below:

	Common Stock
	Shares	Par Value	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share data)
Balance as of January 1, 2015	68,146,673	$681	$314,217	$(4,874)	$119,734	$(2,875)	$426,883
Net income	—	—	—	—	23,093	—	23,093
Share-based compensation	—	—	2,526	—	—	—	2,526
Service-based shares issued	11,755	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(10)	—	—	(10)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,199)	(2,199)
Balance as of June 28, 2015	68,158,428	$681	$316,743	$(4,884)	$142,827	$(5,074)	$450,293

As of June 28, 2015 and December 31, 2014, the Company held 278,272 and 277,806 shares of common stock in treasury, respectively. During the six months ended June 28, 2015, 466 shares of common stock were withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 2012 Long-Term Incentive Plan. Shares withheld in satisfaction of tax obligations are accounted for as treasury stock at cost.

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

4. INVENTORIES, NET
Inventories, net consist of the following:

	June 28, 2015	December 31, 2014
	(In thousands)
Raw materials	$314	$318
Finished goods	95,569	88,913
Total inventories, net	$95,883	$89,231

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		June 28, 2015	December 31, 2014
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	5,404	5,395
Leasehold and store enhancements	1 to 10 years	105,716	102,168
Furniture, computers and equipment	3 to 5 years	19,038	18,673
Capitalized software	5 years	11,518	9,908
Fixtures, dies and autos	3 to 5 years	21,389	19,994
Construction in progress		6,862	5,590
		170,412	162,213
Less accumulated depreciation and amortization		(91,118)	(83,146)
		$79,294	$79,067

Depreciation and amortization expense on property, plant and equipment was $5,067,000 and $10,087,000 for the three and six months ended June 28, 2015, respectively and $4,168,000 and $8,020,000 for the three and six months ended June 29, 2014, respectively.

The Company recorded an impairment charge of $639,000 for the three and six months ended June 28, 2015. The impairment related to one retail location in our Direct-to-Consumer International segment and is included in retail operations expense on the condensed consolidated statement of operations.

6.	JOINT VENTURE
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”). The purpose of Tumi Japan is to sell, promote and distribute the Company’s products in Japan. This investment is accounted for under the equity method.
Sales to Itochu were $5,643,000 and $8,920,000 for the three and six months ended June 28, 2015, respectively and $4,600,000 and $7,234,000 for the three and six months ended June 29, 2014, respectively. The Company had accounts receivable due from Itochu of $1,306,000 and $1,870,000 as of June 28, 2015 and December 31, 2014, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The balance of goodwill and the classification by segment has not changed from December 31, 2014. For the six months ended June 28, 2015, there were no changes to intangible assets other than amortization expense recorded of $14,000.

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

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In thousands)
Liability, beginning of period	$8,033	$7,339
Provision for warranties	2,190	1,837
Warranty claims	(1,695)	(1,590)
Liability, end of period	$8,528	$7,586

9.	CREDIT FACILITY

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
As of June 28, 2015 and December 31, 2014, the Company had no balance outstanding under the Amended Credit Facility. Letters of credit outstanding totaled $384,000 and $286,000 at June 28, 2015 and December 31, 2014, respectively and, accordingly, the unused portion of the Amended Credit Facility was $69,616,000 and $69,714,000, at June 28, 2015 and December 31, 2014, respectively. The fee for the unused portion of the Amended Credit Facility was $26,000 and $52,000 for the three and six months ended June 28, 2015, respectively and $26,000 and $51,000 for the three and six months ended June 29, 2014, respectively.
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
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance with all such covenants as of June 28, 2015.

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
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2027, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the three and six months ended June 28, 2015 and June 29, 2014, respectively.

11.	INCOME TAXES
Income tax expense for the three months ended June 28, 2015 is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period. The Company’s consolidated effective tax rate was 35.0% for both the three and six months ended June 28, 2015 and 38.0% and 37.7% for the three and six months ended June 29, 2014, respectively.
The change in the effective tax rate was primarily driven by the Company’s Asian sourcing operations. As of January 1, 2015, the Company has considered earnings from its Asian sourcing operations to be invested indefinitely.  As such, U.S. taxes will not be provided for with respect to approximately $6.5 million of anticipated earnings in 2015.  These earnings would become subject to income tax if they were to be remitted as dividends to the U.S.  Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

12.	EARNINGS PER SHARE
The following table summarizes the calculation of basic and diluted earnings per common share for the three and six months ended June 28, 2015 and June 29, 2014:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands, except share and per share data)
Basic earnings per common share:
Numerator:
Net income	$16,719	$12,219	$23,093	$20,372
Denominator:
Basic weighted average common shares outstanding	67,874,098	67,866,667	67,871,526	67,866,667
Basic earnings per common share	$0.25	$0.18	$0.34	$0.30

Diluted earnings per common share:
Numerator:
Net income	$16,719	$12,219	$23,093	$20,372
Denominator:
Number of shares used in basic calculation	67,874,098	67,866,667	67,871,526	67,866,667
Weighted average dilutive effect of employee stock options and restricted stock units	46,026	6,280	47,769	3,761
Diluted weighted average common shares outstanding	67,920,124	67,872,947	67,919,295	67,870,428
Diluted earnings per common share	$0.25	$0.18	$0.34	$0.30

The Company excluded 766,429 and 631,743 outstanding weighted average stock options for the three and six months ended June 28, 2015, respectively and 896,723 and 803,159 for the three and six months ended June 29, 2014, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market price of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. The Company included all outstanding weighted average stock options with exercise prices less than the average market price of the common shares in the calculation of the weighted average dilutive effect of employee stock options, but a weighted average of 12,460 of these stock options for both the three and six months ended June 28, 2015 and 5,299 for both the three and six months ended June 29, 2014, did not have any impact on the dilutive effect of employee stock options in the preceding table, as they were determined to be antidilutive when the treasury stock method was applied. In addition, as of June 28, 2015 and June 29, 2014, there were 173,909 and 128,884 performance-based restricted stock units, respectively, that were excluded from the computation of diluted earnings per share because these units have not yet been earned in accordance with the vesting conditions of the plan.

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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The table below presents information for net sales, operating income and depreciation and amortization by segment for the three and six months ended June 28, 2015 and June 29, 2014:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Three Months Ended June 28, 2015
Net sales	$65,399	$7,397	$25,534	$40,190	$—	$138,520
Operating income (loss)	$18,336	$441	$9,927	$14,144	$(17,568)	$25,280
Depreciation and amortization	$2,716	$423	$442	$889	$597	$5,067
Three Months Ended June 29, 2014
Net sales	$57,354	$6,350	$27,848	$33,030	$—	$124,582
Operating income (loss)	$16,229	$220	$10,365	$9,327	$(16,285)	$19,856
Depreciation and amortization	$1,983	$389	$443	$863	$559	$4,237
Six Months Ended June 28, 2015
Net sales	$117,401	$13,896	$47,770	$69,914	$—	$248,981
Operating income (loss)	$29,170	$586	$18,572	$23,077	$(36,562)	$34,843
Depreciation and amortization	$5,285	$864	$905	$1,845	$1,202	$10,101
Six Months Ended June 29, 2014
Net sales	$107,401	$11,309	$50,137	$64,337	$—	$233,184
Operating income (loss)	$28,613	$(124)	$19,043	$18,467	$(32,762)	$33,237
Depreciation and amortization	$3,910	$608	$852	$1,706	$1,081	$8,157

14.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable include large balances due from a small number of major customers, principally distribution partners in the Asia-Pacific region and large department and specialty luggage stores dispersed throughout the United States. Failure of one major customer to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 19.1% and 26.2% of consolidated trade accounts receivable at June 28, 2015 and December 31, 2014, respectively. These five customers accounted for 13.0% and 12.5% of consolidated net sales for the three and six months ended June 28, 2015, respectively and 12.8% and 12.5% for the three and six months ended June 29, 2014, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Five of the Company’s largest suppliers accounted for 46.1% and 47.2% of accounts payable at June 28, 2015 and December 31, 2014, respectively. These five suppliers accounted for 84.8% and 84.1% of total product purchases for the three and six months ended June 28, 2015, respectively and 70.8% and 76.5% for the three and six months ended June 29, 2014, respectively.

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
The following table shows the total compensation cost charged against income for share-based compensation plans and the related potential future tax benefits recognized in the income statement for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Share-based compensation expense	$1,172	$671	$2,526	$1,623
Income tax benefit related to share-based compensation	$434	$255	$935	$613
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
The following table presents the weighted average assumptions used to estimate the fair value of the options granted during the periods presented:

	Six Months Ended
	June 28, 2015	June 29, 2014
Weighted average volatility	43.53%	44.88%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Risk-free rate	1.73%	1.79%

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of option activity under the 2012 Plan as of June 28, 2015 and changes during the six months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2014	969,718	$21.35
Granted	350,819	$23.16
Exercised	—	$—
Forfeited or expired	(48,539)	$18.06
Outstanding - June 28, 2015	1,271,998	$21.84	8.45	$898,878
Options vested and expected to vest as of June 28, 2015	1,220,951	$21.82	8.43	$873,711
Options vested and exercisable as of June 28, 2015	450,494	$21.20	7.91	$466,822

The weighted average grant-date fair value of options granted during the six months ended June 28, 2015 and June 29, 2014 was $10.12 and $10.06, respectively.

As of June 28, 2015, there was $5,490,000 of total unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 2.36 years. The total fair value of options vested during the six months ended June 28, 2015 was $2,093,000.
Performance-Based Restricted Stock Units

In 2014, the Company began granting performance-based restricted stock units (“RSUs”) to key executives, as well as certain of its other employees. Performance-based RSUs are awards denominated in units that are settled in shares of the Company’s common stock upon vesting. The vesting of these units is subject to the employee’s continuing employment and the Company’s achievement of certain performance goals during the three-year performance period. The fair value of performance-based RSUs is based on the fair value of the Company’s common stock on the date of grant. Expense for performance-based RSUs is recognized over the employees’ requisite service period when the attainment of the performance goal is deemed probable.

A summary of the status of performance-based RSUs as of June 28, 2015 and changes during the six months then ended is presented below:

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested - December 31, 2014	130,113	$22.73
Granted	68,009	$23.15
Vested	—	$—
Forfeited	(24,213)	$22.28
Nonvested - June 28, 2015	173,909	$22.95

As of June 28, 2015, there was $2,588,000 of total unrecognized compensation cost related to nonvested performance-based RSUs. Such cost is expected to be recognized over a weighted average period of 2.08 years.
Service-Based Restricted Stock Units

In 2014, the Company began granting service-based RSUs to certain non-employee directors. These service-based RSUs generally vest over a one-year period, subject to the director’s continuing service. In 2015, the Company began granting service-based RSUs to key executives, as well as certain of its other employees. These service-based RSUs generally vest over a three-year period, subject to the employee’s continuing service.The fair value of service-based RSUs is based on the fair value of the Company’s common stock on the date of grant.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of the status of service-based RSUs as of June 28, 2015 and changes during the six months then ended is presented below:

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested - December 31, 2014	10,680	$18.72
Granted	81,665	$23.20
Vested	(11,755)	$19.13
Forfeited	(1,612)	$23.25
Nonvested - June 28, 2015	78,978	$23.20

As of June 28, 2015, there was $1,354,000 of total unrecognized compensation cost related to nonvested service-based RSUs. Such cost is expected to be recognized over a weighted average period of 2.37 years.

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
The reporting periods for our unaudited quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth fiscal quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on March 30, 2015 and March 31, 2014, respectively and ended on June 28, 2015 and June 29, 2014, respectively. The six-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2015 and 2014, respectively and ended on June 28, 2015 and June 29, 2014, respectively.
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
We have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales increased from $124.6 million and $233.2 million in the three and six months ended June 29, 2014, respectively, to $138.5 million and $249.0 million in the three and six months ended June 28, 2015, respectively. The increase in net sales was due principally to an increase in volume resulting from new store openings since the second quarter of 2014, as well as increased sales growth from our wholesale customers in the Asia-Pacific region. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have also increased our focus on our women’s line and on our online presence.
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
We believe there is a significant opportunity to continue to expand our store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestigious street venues. We had 9 and 12 new company-owned store openings in the three and six months ended June 28, 2015, respectively. We currently expect to continue to open company-owned stores in the foreseeable future, with the majority being full-price stores, while also expanding our online presence.

We believe we have the capacity to increase our Indirect-to-Consumer net sales, both in North America and internationally. We plan to continue to grow in key Asian markets, particularly China. We also plan to increase the number of wholesale doors in key European markets, including Germany, France and the United Kingdom, and to expand wholesale distribution in Central and South America, while also expanding our product portfolio offered in existing wholesale doors. We believe there is also significant opportunity to open additional points of distribution in airport locations in many of these regions. In North America, we expect to grow net sales by increasing our wholesale door presence, expanding our accessories business in department stores, and increasing penetration of the Canadian market through department stores, specialty stores, e-commerce sales and new distribution partners.
We generally expect the payback of our investment in a new company-owned store to occur in less than two and a half years. Over the long-term, we also believe we can increase our average net sales per square foot by continuing to improve store efficiency and increase our overall net sales by capitalizing on our flexible distribution model. We will continue to look for ways to improve our capital efficiency in both current and new markets in the future.
Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base. We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestigious street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations, as well as retail locations that enhance our brand image. We have opened 92 company-owned stores since January 1, 2010 (8 stores in 2010, 11 stores in 2011, 19 stores in 2012, 17 stores in 2013, 25 stores in 2014 and 12 stores in the six months ended June 28, 2015), bringing our total to 164 company-owned stores as of June 28, 2015. While we may be unable to successfully open new company-owned stores according to plan, we have identified several locations for new company-owned stores and believe we have a market opportunity to continue to expand our company-owned store base over the long term. Additionally, we are evaluating the potential of pursuing a more direct sales model in Asia.

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

•
Continue to increase our brand awareness. We seek to increase our brand awareness among our targeted consumer base through retail and wholesale distribution expansion, select marketing initiatives, new product lines and selective licensing in brand extensions. In the wholesale distribution channel, we target distribution expansion by increasing the number of our partner stores where we can control the consumer experience. We will continue to focus on in-store marketing and we plan to effectively utilize our website, social networking sites and other online forms of communication to build consumer knowledge of the Tumi brand. We believe increasing brand awareness will lead to greater foot traffic in our current locations, enable us to continue expanding our loyal consumer base and ultimately contribute to enhanced growth and profitability.

•
Broaden the appeal of our products through new product introductions. We seek to design products that are innovative, functional and stylish. We have been introducing new products in lighter weight and durable materials, colors which are designed to appeal to women and men, premium products with a classic or contemporary design, and stylish and durable products at more accessible price points for our younger consumer. We also plan to continue to introduce new products to our successful brand extension lines, including eyewear, belts, outerwear, electronics and other accessories.

•
Improve our store operations. We continue to focus on improving store efficiency, primarily through our retail performance maximization program (the “RPM program”) which was implemented in 2009. The RPM program emphasizes training and staff development programs and the effective use of visual merchandising and fixtures. Our long-

term goal is to increase net sales per store by increasing conversion rates and units and dollars per transaction, while enhancing the consumer experience.

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

Average net sales per square foot is calculated using net sales for the last twelve months for all stores open for the full twelve months. Average net sales per square foot decreased by approximately $27, or 2%, to $1,055 as of June 28, 2015 from $1,082 as of December 31, 2014. This decrease was primarily due to negative comparable store sales in the six months ended June 28, 2015, as well as the addition of several large but less mature stores to the square footage base during the first half of 2015.

In addition, in the first quarter of 2015, management began using the non-GAAP financial measures “operating income before costs associated with the cost reduction program” and “net income before costs associated with the cost reduction program” to measure our financial performance and evaluate our profitability. Operating income before costs associated with the cost reduction program and net income before costs associated with the cost reduction program are non-GAAP financial measures. Operating income before costs associated with the cost reduction program is defined as operating income plus the costs associated with the cost reduction program. Net income before costs associated with the cost reduction program is defined as net income plus the costs associated with the cost reduction program.  Operating income before costs associated with the cost reduction program and net income before costs associated with the cost reduction program are not measures of operating income or operating performance presented in accordance with U.S. GAAP.

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

In addition, the Company also periodically refers to growth rates on a “constant currency” basis so that the business results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the Company’s business performance. “Constant currency” net sales results are calculated by translating current period net sales in local currency using the prior year’s currency conversion rate. This consistent approach is based on the pricing currency for each country which is typically the functional currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates. “Constant currency” measured net sales is not a measure of net sales presented in accordance with U.S. GAAP.

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

A reconciliation of net income to net income before costs associated with the cost reduction program, of operating income to operating income before costs associated with the cost reduction program and of net sales to net sales on a constant currency basis is presented below:

Reconciliation of Operating Income to Operating Income Before Costs Associated with the Cost Reduction Program
(In millions)
	Six Months Ended
	June 28, 2015	June 29, 2014
Operating income	$34.8	$33.2
Operating expenses in conjunction with the cost reduction program	2.5	—
Operating income before costs associated with the cost reduction program[1]	$37.3	$33.2
__________________________________________
1 The totals in the table may not foot due to rounding.

Reconciliation of Net Income to Net Income Before Costs Associated with the Cost Reduction Program
(In millions, except per share data)
	Six Months Ended
	June 28, 2015	June 29, 2014
Net income	$23.1	$20.4
Diluted GAAP earnings per share [1]	$0.34	$0.30

Operating expenses in conjunction with the cost reduction program (after tax)	1.6	—
Net income before costs associated with the cost reduction program [2]	$24.7	$20.4
Diluted earnings per share before costs associated with the cost reduction program[1]	$0.36	$0.30
_________________________________________________________________
1 Diluted EPS calculated using 67.9 million shares for both YTD 2015 and YTD 2014.
2 The totals in the table may not foot due to rounding.

Reconciliation of Net Sales to Net Sales on a Constant Currency Basis
(In thousands)
	Three Months Ended			Six Months Ended
	June 28, 2015	June 29, 2014	Change	June 28, 2015	June 29, 2014	Change
GAAP Net sales	$138,520	$124,582	$13,938	$248,981	$233,184	$15,797
GAAP Net sales growth	11.2%			6.8%
Impact of changes in exchange rates[1]	$3,399			$6,493
Net sales on constant currency basis	$141,919	$124,582	$17,337	$255,474	$233,184	$22,290
Net sales growth on constant currency basis	13.9%			9.6%
_________________________________________________________________
1To present this information, current period results for sales in currencies other than U.S. dollars are converted into U.S. dollars at the prior year’s currency conversion rate.

Results of Operations
The following tables set forth condensed consolidated operating results and other operating data for the periods indicated:
Operating results

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Net sales	$138,520	$124,582	$248,981	$233,184
Cost of sales	56,905	52,480	102,095	97,999
Gross margin	81,615	72,102	146,886	135,185
OPERATING EXPENSES
Selling	8,207	8,569	16,843	16,836
Marketing	3,880	4,548	7,707	8,903
Retail operations	32,374	28,432	62,092	54,538
General and administrative	11,874	10,697	25,401	21,671
Total operating expenses	56,335	52,246	112,043	101,948
Operating income	25,280	19,856	34,843	33,237
OTHER INCOME (EXPENSES)
Interest expense	(80)	(113)	(185)	(242)
Earnings from joint venture investment	90	7	302	154
Foreign exchange gains (losses)	353	(253)	671	(351)
Other non-operating income (expenses)	78	205	(104)	(72)
Total other income (expenses)	441	(154)	684	(511)
Income before income taxes	25,721	19,702	35,527	32,726
Provision for income taxes	9,002	7,483	12,434	12,354
Net income	$16,719	$12,219	$23,093	$20,372

Percentage of Net Sales*

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	100%	100%	100%	100%
Cost of sales	41%	42%	41%	42%
Gross margin	59%	58%	59%	58%
OPERATING EXPENSES
Selling	6%	7%	7%	7%
Marketing	3%	4%	3%	4%
Retail operations	23%	23%	25%	23%
General and administrative	9%	9%	10%	9%
Total operating expenses	41%	42%	45%	44%
Operating income	18%	16%	14%	14%
OTHER INCOME (EXPENSES)
Interest expense	—%	—%	—%	—%
Earnings from joint venture investment	—%	—%	—%	—%
Foreign exchange gains (losses)	—%	—%	—%	—%
Other non-operating income (expenses)	—%	—%	—%	—%
Total other income (expenses)	—%	—%	—%	—%
Income before income taxes	19%	16%	14%	14%
Provision for income taxes	6%	6%	5%	5%
Net income	12%	10%	9%	9%
___________________________________________________
*The percentages in the table may not foot due to rounding.

The following tables summarize the number of company-owned stores open at the beginning and end of the six months ended June 28, 2015:

Direct-to-Consumer North America
Six Months Ended
June 28, 2015
Number of stores open at beginning of period	133
Stores opened	10
Stores closed	—
Number of stores open at end of period	143

Direct-to-Consumer International
Six Months Ended
June 28, 2015
Number of stores open at beginning of period	19
Stores opened	2
Stores closed	—
Number of stores open at end of period	21

Three months ended June 28, 2015 compared with the three months ended June 29, 2014
Net Sales
The following table presents net sales by operating segment for the three months ended June 28, 2015 compared with the three months ended June 29, 2014:

	Three Months Ended June 28, 2015	Three Months Ended June 29, 2014	% Change
	(In thousands)
Direct-to-Consumer North America	$65,399	$57,354	14%
Direct-to-Consumer International	7,397	6,350	16%
Indirect-to-Consumer North America	25,534	27,848	(8)%
Indirect-to-Consumer International	40,190	33,030	22%
Total	$138,520	$124,582	11%

Net sales increased $13.9 million, or 11%, to $138.5 million for the three months ended June 28, 2015 from $124.6 million for the three months ended June 29, 2014. On a constant currency basis, net sales increased 14%. Net sales increased across all of our operating segments for the three months ended June 28, 2015 as compared with the three months ended June 29, 2014, except for Indirect-to-Consumer North America, which reported a decrease in sales during the quarter. The overall increase in net sales was due principally to an increase in volume resulting from new store openings, positive overall comparable store sales from existing stores and increased sales growth from our wholesale customers in the Europe, Middle East and Africa (“EMEA”) and Asia-Pacific regions. During the second quarter of 2015, we re-launched our Alpha Bravo collection in our Indirect-to-Consumer segments and there continued to be positive response to the roll out of our Voyageur collection, which re-launched during the fourth quarter of 2014, as well as our premium product collection. There were no significant price increases during the quarter. This increase in net sales was partially offset by weaker traffic trends in our Direct-to-Consumer North America segment and the impact of the strengthening U.S. dollar on our EMEA wholesale and retail businesses. Additionally, there were 9 new company-owned store openings during the three months ended June 28, 2015. There have been 31 new stores opened since the second quarter of 2014, which contributed to approximately 50% of the overall sales growth experienced from the three months ended June 29, 2014 to the three months ended June 28, 2015.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 14% increase for the three months ended June 28, 2015 as compared with the three months ended June 29, 2014. Of the 31 new stores opened since the second quarter of 2014, 27 were in North America and comprised approximately 74% of the net sales growth experienced in the Direct-to-Consumer North America segment from the three months ended June 29, 2014 to the three months ended June 28, 2015. Overall, North America comparable store sales increased 1.9% for the period. North America full-price comparable store sales increased 2.3%, North America outlet comparable store sales increased 1.2% and our North America e-commerce sales increased 1.6%. Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2014 will not impact the comparable store comparison until January 1, 2016. Additionally, temporary store closings, store expansions and store relocations are excluded from the comparable store base under most circumstances.
Net sales attributable to the Direct-to-Consumer International segment experienced a 16% increase for the three months ended June 28, 2015 as compared with the three months ended June 29, 2014. Of the 31 new stores opened since the second quarter of 2014, 4 were in Europe and comprised approximately 89% of the net sales growth experienced in the Direct-to-Consumer International segment from the three months ended June 29, 2014 to the three months ended June 28, 2015. This increase was partially offset by a decrease in comparable store sales during the quarter ended June 28, 2015, which was due to the translation effect the strengthening of the U.S. dollar had on our sales denominated in Euros. Overall, our international comparable store sales decreased 3.5% (increased 19.7% in Euros) for the period. Our international full-price comparable store sales were down 0.8% (up 23.1% in Euros) and outlet comparable store sales were down 4.0% (up 18.9% in Euros). Our international e-commerce sales decreased 13.5% (increased 8.4% in Euros).
Overall, comparable store sales for all Direct-to-Consumer channels increased 1.4% globally for the three months ended June 28, 2015 as compared with the three months ended June 29, 2014.
Net sales attributable to the Indirect-to-Consumer North America segment decreased 8% for the three months ended June 28, 2015 as compared with the three months ended June 29, 2014. Our Indirect-to-Consumer North America net sales have been negatively impacted by our decision to limit our special markets business in an effort to reduce the incidences of product diversion and trans-shipping abuses that have become a more common occurrence in Asia, particularly in Japan and Korea, where the Tumi brand is becoming increasingly popular. Certain special markets customers have been a source of unauthorized product diversion in the past. While difficult to assess the financial impact of trans-shipping, we believe that it is damaging to the brand image in these emerging markets. In addition, we experienced a decline in sales to our specialty stores due to a decline in the number of our specialty store accounts. We also experienced a slight decline in our department store business during the three months ended June 28, 2015, largely due to our strategic decision to be excluded from promotional events in these locations as well as the discontinuation of our T-Tech line in 2014.
Net sales attributable to the Indirect-to-Consumer International segment increased 22% for the three months ended June 28, 2015 as compared with the three months ended June 29, 2014. Our Indirect-to-Consumer International net sales have been favorably impacted by strong performance in the Asia-Pacific and EMEA regions. This was largely driven by positive response to the re-launch of our Alpha Bravo collection during the quarter.
Cost of sales
Cost of sales increased by $4.4 million, or 8.4%, to $56.9 million for the three months ended June 28, 2015 as compared to $52.5 million for the three months ended June 29, 2014. In addition, gross margin increased by $9.5 million, or 13.2%, to $81.6 million for the three months ended June 28, 2015 as compared to $72.1 million for the three months ended June 29, 2014. The increase in cost of sales and gross margin dollars was driven by the 11.2% increase in net sales.
Gross margin as a percentage of net sales is dependent upon a variety of factors including changes in relative sales mix among distribution channels, changes in the mix of product sold, the timing and level of promotional activities, fluctuations in foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross margin as a percentage of net sales to fluctuate from quarter to quarter. Gross margin as a percentage of net sales was 58.9% for the three months ended June 28, 2015 and 57.9% for the three months ended June 29, 2014. The increase was primarily attributable to a shift in channel mix from wholesale to retail, as retail sales represented approximately 52.6% of total sales in the second quarter of 2015 compared to 51.1% in the second quarter of 2014. We continue to expand our retail footprint as part of our long-term growth strategy and we have opened 31 new stores since the second quarter of 2014. We typically realize higher gross margins in our retail business as compared to our wholesale business.
Selling expense
Selling expense decreased by $0.4 million, or 4.2%, to $8.2 million for the three months ended June 28, 2015 as compared to $8.6 million for the three months ended June 29, 2014. This decrease was primarily driven by $0.2 million in savings from the cost reduction actions taken in the first quarter of 2015.
Marketing expense
Marketing expense decreased by $0.7 million, or 14.7%, to $3.9 million for the three months ended June 28, 2015 as compared to $4.5 million for the three months ended June 29, 2014. The decrease in marketing expense was primarily due to prior year promotional activity in the form of media and events surrounding store openings and new product introductions which were not repeated in 2015.
Retail Operations expense
Retail operations expense increased by $3.9 million, or 13.9%, to $32.4 million for the three months ended June 28, 2015 as compared to $28.4 million for the three months ended June 29, 2014. The increase in retail operations expense was driven primarily by the opening of 31 new stores since the second quarter of 2014. In addition, we recorded an impairment charge of $0.6 million related to one of our retail locations in Europe during the second quarter of 2015.
General and administrative expense
General and administrative expense increased by $1.2 million, or 11.0%, to $11.9 million for the three months ended June 28, 2015 as compared to $10.7 million for the three months ended June 29, 2014. This increase was primarily driven by an increase of approximately $0.5 million for our after sales service capabilities.

Operating income
The following table presents operating income (loss) by segment for the three months ended June 28, 2015 as compared with the three months ended June 29, 2014:

	Three Months Ended June 28, 2015	Three Months Ended June 29, 2014	% Change
	(In thousands)
Direct-to-Consumer North America	$18,336	$16,229	13%
Direct-to-Consumer International	441	220	100%
Indirect-to-Consumer North America	9,927	10,365	(4)%
Indirect-to-Consumer International	14,144	9,327	52%
Non-allocated corporate expenses	(17,568)	(16,285)	(8)%
Total	$25,280	$19,856	27%

Operating income increased $5.4 million, or 27%, to $25.3 million for the three months ended June 28, 2015 from $19.9 million for the three months ended June 29, 2014. Our operating segments have benefited from continued growth in most segments, principally volume related, store openings in the Direct-to-Consumer segments and strong performance in the EMEA and Asia-Pacific regions as well as stronger overall margins, partially offset by higher retail operations expenses related to the cost of new store openings in 2015 and the wrap effect (expenses for opened stores for which there were limited or no expenses in the comparable prior period) of stores opened in the second half of 2014. Historically, company-owned store operating margins generally strengthen after their first year of operation.

Operating income attributable to the Direct-to-Consumer North America segment experienced a 13% increase for the three months ended June 28, 2015 as compared with the three months ended June 29, 2014. This was primarily due to growth from 27 new stores opened since the second quarter of 2014, as well as growth in comparable store sales.

Operating income attributable to the Direct-to-Consumer International segment experienced a 100% increase for the three months ended June 28, 2015 as compared with the three months ended June 29, 2014. This was primarily due to the sales growth from 4 new stores opened since the second quarter of 2014, partially offset by an impairment charge of $0.6 million related to one of our retail locations in Europe.

Operating income attributable to the Indirect-to-Consumer North America segment experienced a decrease of 4% for the three months ended June 28, 2015 as compared with the three months ended June 29, 2014. This was primarily due to the decline in sales growth in this segment, particularly impacted by a decrease in sales to specialty stores and our special markets business.

Operating income attributable to the Indirect-to-Consumer International segment experienced a 52% increase for the three months ended June 28, 2015 as compared with the three months ended June 29, 2014. This increase was primarily due to an increase in gross margin dollars realized from strong sales growth during the quarter ended June 28, 2015, largely related to the re-launch of our Alpha Bravo collection. In addition, we had a decrease in marketing expense of approximately $0.7 million primarily driven by a reduction in spending against certain marketing initiatives.
Non-allocated corporate expenses represent expenses not attributable to a particular operating segment, and consist of core corporate expenses such as corporate marketing, design, general and administrative expenses, after sales service costs, warehousing costs, human resources related to corporate overhead, finance, legal and professional fees and other costs. As we expand our business, we believe general and administrative expenses will increase in dollar amount in future periods, although we expect to leverage these expenses against sales as the business grows. Non-allocated corporate expenses increased 8% for the three months ended June 28, 2015 as compared with the three months ended June 29, 2014. This increase included approximately $0.5 million for our after sales service capabilities.
Operating margin was 18% for the three months ended June 28, 2015 compared to 16% for the three months ended June 29, 2014, as we continue to leverage fixed costs against sales. This increase was primarily due to an increase in gross margin dollars realized from strong sales growth during the quarter. In addition, the cost reduction actions during the first quarter of 2015 resulted in over $0.7 million of overall savings during the quarter ended June 28, 2015. The previously mentioned retail operations expenses for new stores and the wrap effect of stores opened since the second quarter of 2014 offset some of our fixed cost leverage.

Other income and expenses
Other income and expenses, net increased $0.6 million to income of $0.4 million for the three months ended June 28, 2015 from expense of $0.2 million for the three months ended June 29, 2014. This was mainly driven by foreign exchange gains during the three months ended June 28, 2015.
Income tax expense
Provision for income taxes increased $1.5 million, or 20%, to $9.0 million in the three months ended June 28, 2015 from $7.5 million in the three months ended June 29, 2014, due primarily to higher income before taxes, partially offset by a lower effective tax rate for the quarter ended June 28, 2015. The change in the effective tax rate was largely driven by the Company’s tax planning relating to its Asian sourcing operations.
Net income
Net income increased $4.5 million to $16.7 million for the three months ended June 28, 2015 from $12.2 million for the three months ended June 29, 2014. This increase was primarily driven by the increase in net sales and gross margin dollars realized, partially offset by the aforementioned increase in retail operations expense for new stores and the wrap effect of stores opened since the second quarter of 2014.
Basic and diluted weighted average shares outstanding were 67.9 million shares for the three months ended June 28, 2015 and June 29, 2014. Basic and diluted EPS was $0.25 per common share for the three months ended June 28, 2015 versus $0.18 per common share for the three months ended June 29, 2014.

Six months ended June 28, 2015 compared with the six months ended June 29, 2014
Net Sales
The following table presents net sales by operating segment for the six months ended June 28, 2015 compared with the six months ended June 29, 2014:

	Six Months Ended June 28, 2015	Six Months Ended June 29, 2014	% Change
	(In thousands)
Direct-to-Consumer North America	$117,401	$107,401	9%
Direct-to-Consumer International	13,896	11,309	23%
Indirect-to-Consumer North America	47,770	50,137	(5)%
Indirect-to-Consumer International	69,914	64,337	9%
Total	$248,981	$233,184	7%

Net sales increased $15.8 million, or 7%, to $249.0 million for the six months ended June 28, 2015 from $233.2 million for the six months ended June 29, 2014. On a constant currency basis, net sales increased 10%. Net sales increased across all of our operating segments for the six months ended June 28, 2015 as compared with the six months ended June 29, 2014, except for Indirect-to-Consumer North America, which reported a decrease in sales during the period. The increase in net sales was due principally to an increase in volume resulting from new store openings since the second quarter of 2014 and increased sales growth from our wholesale customers in the Asia-Pacific region. During the second quarter of 2015, we re-launched our Alpha Bravo collection in our Indirect-to-Consumer segments and there continued to be positive response to the roll out of our Voyageur collection, which re-launched during the fourth quarter of 2014, as well as our premium product collection. Additionally, there were 12 new company-owned store openings and 1 store relocation during the six months ended June 28, 2015. There have been 31 new stores opened since the second quarter of 2014, which contributed to approximately 72% of the overall sales growth experienced from the six months ended June 29, 2014 to the six months ended June 28, 2015. This increase was partially offset by negative comparable store sales in the six months ended June 28, 2015. Net sales were negatively impacted during the period as we did not anniversary our legacy Alpha promotion and concurrent introduction of our re-launched Alpha Travel Collection (Alpha 2), both which benefited sales during 2014. In addition, weaker traffic trends in our Direct-to-Consumer North America segment and the impact of the strengthening U.S. dollar on our EMEA wholesale and retail businesses also had a negative effect on sales.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 9% increase for the six months ended June 28, 2015 as compared with the six months ended June 29, 2014. Of the 31 new stores opened since the second quarter of 2014, 27 were in the North America segment and comprised approximately 98% of the net sales growth experienced in the Direct-to-Consumer North America segment from the six months ended June 29, 2014 to the six months ended June 28, 2015. This increase was largely offset by a decrease in comparable store sales due in part to a decline in our overall traffic patterns. During the six months ended June 29, 2014, we re-launched our Alpha 2 collection while liquidating our legacy Alpha products, which drove traffic to our full-price stores as well as conversion on our e-commerce platform. Overall, North America comparable store sales decreased 1.1% for the period. North America full-price comparable store sales decreased 0.9%, North America outlet comparable store sales increased 1.2% and our North America e-commerce sales decreased 5.5%.
Net sales attributable to the Direct-to-Consumer International segment experienced a 23% increase for the six months ended June 28, 2015 as compared with the six months ended June 29, 2014. Of the 31 new stores opened since the second quarter of 2014, 4 were in Europe and comprised approximately 64% of the net sales growth experienced in the Direct-to-Consumer International segment from the six months ended June 29, 2014 to the six months ended June 28, 2015. This increase was partially offset by a decrease in comparable store sales during the six months ended June 28, 2015, which was due to the translation effect the strengthening of the U.S. dollar had on our sales denominated in Euros. Overall, our international comparable store sales decreased 2.5% (increased 19.7% in Euros) for the period. Our international full-price comparable store sales were down 5.4% (up 16.2% in Euros) and outlet comparable store sales were up 1.0% (24.0% in Euros). Our international e-commerce sales decreased 6.6% (increased 14.7% in Euros).
Overall, comparable store sales for all Direct-to-Consumer channels decreased 1.2% globally for the six months ended June 28, 2015 as compared with the six months ended June 29, 2014.
Net sales attributable to the Indirect-to-Consumer North America segment decreased 5% for the six months ended June 28, 2015 as compared with the six months ended June 29, 2014. Our Indirect-to-Consumer North America net sales have been negatively impacted by our decision to limit our special markets business in an effort to reduce the incidences of product diversion and trans-shipping abuses that have become a more common occurrence in Asia, particularly in Japan and Korea, where the Tumi brand is becoming increasingly popular. Certain special markets customers have been a source of unauthorized product diversion in the past. While difficult to assess the financial impact of trans-shipping, we believe that it is damaging to the brand image in these emerging markets. In addition, we experienced a decline in sales to our specialty stores and sales within our Canadian wholesale business during the six months ended June 28, 2015.
Net sales attributable to the Indirect-to-Consumer International segment increased 9% for the six months ended June 28, 2015 as compared with the six months ended June 29, 2014. Our Indirect-to-Consumer International net sales have been favorably impacted by strong performance in the Asia-Pacific region. This was largely driven by positive response to the re-launch of our Alpha Bravo collection. This increase was partially offset by the adverse effect the strengthening U.S. dollar has had on our wholesale business within the EMEA region.
Cost of sales
Cost of sales increased by $4.1 million, or 4.2%, to $102.1 million for the six months ended June 28, 2015 as compared to $98.0 million for the six months ended June 29, 2014. In addition, gross margin increased by $11.7 million, or 8.7%, to $146.9 million for the six months ended June 28, 2015 as compared to $135.2 million for the six months ended June 29, 2014. The increase in cost of sales and gross margin dollars was driven by the 6.8% increase in net sales.
Gross margin as a percentage of net sales was 59.0% for the six months ended June 28, 2015 and 58.0% for the six months ended June 29, 2014. The increase was primarily attributable to a shift in channel mix from wholesale to retail, as retail sales represented approximately 52.7% of total sales in the six months ended June 28, 2015, compared to 50.9% in the six months ended June 29, 2014. We continue to expand our retail footprint as part of our long-term growth strategy and we have opened 31 new stores since the second quarter of 2014. We typically realize higher gross margins in our retail business as compared to our wholesale business. As retail becomes a relatively greater percentage of our sales we would expect that shift in our sales mix to have a positive impact on gross margin.
Selling expense
Selling expense remained consistent at $16.8 million for the six months ended June 28, 2015 and June 29, 2014.
Marketing expense
Marketing expense decreased by $1.2 million, or 13.4%, to $7.7 million for the six months ended June 28, 2015 as compared to $8.9 million for the six months ended June 29, 2014. The decrease in marketing expense was primarily due to prior year promotional activity in the form of media and events surrounding store openings and new product introductions which were not repeated in 2015.
Retail Operations expense
Retail operations expense increased by $7.6 million, or 13.9%, to $62.1 million for the six months ended June 28, 2015 as compared to $54.5 million for the six months ended June 29, 2014. The increase in retail operations expense was driven primarily by the opening of 31 new stores since the second quarter of 2014. In addition, we recorded an impairment charge of $0.6 million related to one of our retail locations in Europe during the six months ended June 28, 2015.
General and administrative expense
General and administrative expense increased by $3.7 million, or 17.2%, to $25.4 million for the six months ended June 28, 2015 as compared to $21.7 million for the six months ended June 29, 2014. The increase in general and administrative expense was primarily driven by the additional costs resulting from our decision to eliminate redundancies, streamline processes, and leverage fixed costs within certain selling, general and administrative functions. Of these severance and termination costs, approximately $1.0 million were included in general and administrative expenses in the six months ended June 28, 2015. We also increased spending by approximately $0.6 million for our after sales service capabilities and $0.5 million relating to tax planning for our Asian sourcing operations.

Operating income
The following table presents operating income (loss) by segment for the six months ended June 28, 2015 as compared with the six months ended June 29, 2014:

	Six Months Ended June 28, 2015	Six Months Ended June 29, 2014	% Change
	(In thousands)
Direct-to-Consumer North America	$29,170	$28,613	2%
Direct-to-Consumer International	586	(124)	*NM
Indirect-to-Consumer North America	18,572	19,043	(2)%
Indirect-to-Consumer International	23,077	18,467	25%
Non-allocated corporate expenses	(36,562)	(32,762)	(12)%
Total	$34,843	$33,237	5%
______________
*Not meaningful

Operating income increased $1.6 million, or 5%, to $34.8 million for the six months ended June 28, 2015 from $33.2 million for the six months ended June 29, 2014. Our operating segments have benefited from continued growth in most segments, principally volume related, store openings in the Direct-to-Consumer segments, and strong performance in our Asia-Pacific region, partially offset by negative comparable store performance and higher retail operations expenses related to the cost of new store openings in 2015 and the wrap effect of stores opened in the last half of 2014. Historically, company-owned store operating margins generally strengthen after their first year of operation. Additionally, our higher operating expenses for the six months ended June 28, 2015 include additional costs resulting from our decision to eliminate redundancies, streamline processes, and leverage fixed costs within certain selling, general and administrative functions. In this regard, the Company reduced headcount and incurred related severance and termination costs in the amount of approximately $2.5 million during the first half of 2015.

Operating income attributable to the Direct-to-Consumer North America segment experienced a 2% increase for the six months ended June 28, 2015 as compared with the six months ended June 29, 2014. This was primarily due to growth from 27 new stores opened since the second quarter of 2014, partially offset by a decline in comparable store sales, as well as the aforementioned increase in retail operations expenses related to the cost of new store openings since the second quarter of 2014.

Operating income attributable to the Direct-to-Consumer International segment increased to $0.6 million for the six months ended June 28, 2015 from a loss of $0.1 million for the six months ended June 29, 2014. This was primarily due to the sales growth from 4 new stores opened since the second quarter of 2014, partially offset by a decline in comparable store sales, as well as an impairment charge of $0.6 million related to one of our retail locations in Europe.

Operating income attributable to the Indirect-to-Consumer North America segment experienced a decrease of 2% for the six months ended June 28, 2015 as compared with the six months ended June 29, 2014. This was primarily driven by the decrease in sales in this segment, particularly impacted by a decrease in sales to specialty stores, and our special markets business, as well as our Canadian wholesale business.

Operating income attributable to the Indirect-to-Consumer International segment experienced a 25% increase for the six months ended June 28, 2015 as compared with the six months ended June 29, 2014. This increase was primarily due to an increase in gross margin dollars realized from strong sales growth during the six months ended June 28, 2015, particularly in our Asia-Pacific region. In addition, there was a decrease in marketing expense of approximately $0.8 million primarily driven by a reduction in spending against certain marketing initiatives.
Non-allocated corporate expenses increased 12% for the six months ended June 28, 2015 as compared with the six months ended June 29, 2014. This increase was primarily due to our decision to eliminate redundancies, streamline processes, and leverage fixed costs within certain selling, general and administrative functions. Of these aforementioned severance and termination costs, approximately $1.9 million were included in non-allocated corporate expenses in the six months ended June 28, 2015. We also increased spending by approximately $0.6 million for our after sales service capabilities and incurred $0.5 million relating to tax planning for our Asian sourcing operations.
Operating margin was 14% for both the six months ended June 28, 2015 and June 29, 2014, as the previously mentioned severance and termination costs related to our cost reduction program, as well as retail operations expense for new stores and the wrap effect of stores opened since the second quarter of 2014, offset some of our fixed cost leverage. Operating margin was positively impacted by an increase in gross margin dollars realized due primarily to a shift in channel mix from wholesale to retail during the six months ended June 28, 2015.
Operating income before costs associated with the cost reduction program would have been $37.3 million and, on this basis, non-GAAP operating income margin would have been 15% for the six months ended June 28, 2015.
Other income and expenses
Other income and expenses, net increased $1.2 million to income of $0.7 million for the six months ended June 28, 2015 from expense of $0.5 million for the six months ended June 29, 2014. This was mainly driven by foreign exchange gains during the six months ended June 28, 2015.
Income tax expense
Provision for income taxes increased $0.1 million, or 1%, for the six months ended June 28, 2015 as compared with the six months ended June 29, 2014, due primarily to higher income before taxes, offset by a lower effective tax rate for the six months ended June 28, 2015. The change in the effective tax rate was largely driven by the Company’s tax planning relating to its Asian sourcing operations.
Net income
Net income increased $2.7 million to $23.1 million for the six months ended June 28, 2015 from $20.4 million for the six months ended June 29, 2014. This increase was due mainly to the increase in net sales and gross margin dollars, partially offset by the aforementioned severance and termination costs related to our cost reduction program, as well as retail operations expense for new stores and the wrap effect of stores opened since the second quarter of 2014.
Basic and diluted weighted average shares outstanding were 67.9 million shares for the six months ended June 28, 2015 and June 29, 2014. Basic and diluted EPS was $0.34 per common share for the six months ended June 28, 2015 versus $0.30 per common share for the six months ended June 29, 2014.
Net income before costs associated with the cost reduction program would have been $24.7 million and, on this basis, non-GAAP basic and diluted EPS would have been $0.36 per common share for the six months ended June 28, 2015.
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

Cash and cash equivalents
As of June 28, 2015, we had cash and cash equivalents of $72.7 million. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.
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
We generated cash flows from operations of $35.2 million during the six months ended June 28, 2015, compared to $11.4 million during the six months ended June 29, 2014. The principal reason for this increase was an improvement in working capital during the six months ended June 28, 2015 as well higher net income in the period.
Investing activities
Cash flows used for investing activities consisted of capital expenditures for store expansion plans, store renovations, store openings, store relocations, information technology infrastructure, distribution infrastructure and product tooling costs.
Cash used for capital expenditures was $15.0 million and $16.7 million for the six months ended June 28, 2015 and June 29, 2014, respectively. Capital expenditures for the year ended December 31, 2015 are expected to be in the range of $35.0 million to $40.0 million.
Financing activities
Cash used for financing activities was less than $0.1 million during the six months ended June 28, 2015. For the six months ended June 29, 2014, we used $8.0 million for the repayment of bank debt. During the second quarter of 2014, the balance outstanding on our bank debt was paid in full.
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
As of June 28, 2015 and December 31, 2014, the Company had no balance outstanding under the Amended Credit Facility. Letters of credit outstanding totaled $384,000 and $286,000 at June 28, 2015 and December 31, 2014, respectively and, accordingly, the unused portion of the Amended Credit Facility was $69,616,000 and $69,714,000, at June 28, 2015 and December 31, 2014, respectively. The fee for the unused portion of the Amended Credit Facility was $26,000 and $52,000 for

the three and six months ended June 28, 2015, respectively and $26,000 and $51,000 for the three and six months ended June 29, 2014, respectively.
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
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Borrowers were in compliance with all such covenants as of June 28, 2015.
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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance was effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective on January 1, 2018. Early adoption is not permitted.The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

The following table sets forth the repurchases of shares of the Company’s common stock during the quarter ended June 28, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
March 30, 2015 - May 3, 2015	—	—	—	—
May 4, 2015 - May 31, 2015	—	—	—	—
June 1, 2015 - June 28, 2015	466¹	$21.36	—	—
Total	466	$21.36	—	—
______________
¹ Represents shares withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 2012 Long-Term Incentive Plan.

ITEM 6.	EXHIBITS
The list of exhibits is set forth under “Exhibit Index” at the end of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUMI HOLDINGS, INC.

August 6, 2015	/s/ Michael J. Mardy
Date	Michael J. Mardy
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amended and Restated Director Compensation Plan
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Filed herewith.