Form 10-Q
period 2015-09-27
Tumi Holdings, Inc.
filed 2015-11-05
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 5, 2015
Common Stock, $0.01 Par Value	67,880,156 shares

TUMI HOLDINGS, INC.

		Page

	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of September 27, 2015 (unaudited) and December 31, 2014	2

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 27, 2015 (unaudited) and September 28, 2014 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 27, 2015 (unaudited) and September 28, 2014 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2015 (unaudited) and September 28, 2014 (unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	35

ITEM 4.	Controls and Procedures	35

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	36

ITEM 1A.	Risk Factors	36

ITEM 6.	Exhibits	36

SIGNATURE		37
EXHIBIT INDEX		38

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 27, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,237	$52,796
Accounts receivable, less allowance for doubtful accounts of approximately $556 and $580 at September 27, 2015 and December 31, 2014, respectively	29,773	31,890
Other receivables	3,622	3,003
Inventories, net	111,122	89,231
Prepaid expenses and other current assets	5,750	8,315
Prepaid income taxes	1,971	—
Deferred tax assets, current	8,411	7,298
Total current assets	236,886	192,533
Property, plant and equipment, net	81,980	79,067
Deferred tax assets, noncurrent	4,608	4,608
Joint venture investment	2,502	2,156
Goodwill	142,773	142,773
Intangible assets, net	130,400	130,414
Deferred financing costs, net of accumulated amortization of $3,211 and $3,087 at September 27, 2015 and December 31, 2014, respectively	248	372
Other assets	9,245	10,907
Total assets	$608,642	$562,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	September 27, 2015	December 31, 2014
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$42,322	$33,898
Accrued expenses	34,238	34,786
Income taxes payable	—	2,334
Total current liabilities	76,560	71,018

Other long-term liabilities	12,757	11,407
Deferred tax liabilities	53,522	53,522
Total liabilities	142,839	135,947

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,158,428 shares issued and 67,880,156 shares outstanding, each as of September 27, 2015; 68,146,673 issued and 67,868,867 outstanding, each as of December 31, 2014	681	681
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of September 27, 2015 and December 31, 2014	—	—
Additional paid-in capital	317,735	314,217
Treasury stock, at cost; 278,272 and 277,806 shares as of September 27, 2015 and December 31, 2014, respectively	(4,884)	(4,874)
Retained earnings	157,696	119,734
Accumulated other comprehensive loss	(5,425)	(2,875)
Total stockholders’ equity	465,803	426,883
Total liabilities and stockholders’ equity	$608,642	$562,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(unaudited)
Net sales	$131,013	$130,195	$379,994	$363,379
Cost of sales	51,693	53,888	153,788	151,887
Gross margin	79,320	76,307	226,206	211,492
OPERATING EXPENSES
Selling	8,416	9,515	25,259	26,351
Marketing	3,641	3,643	11,348	12,546
Retail operations	32,450	29,051	94,542	83,589
General and administrative	11,691	10,831	37,092	32,502
Total operating expenses	56,198	53,040	168,241	154,988
Operating income	23,122	23,267	57,965	56,504
OTHER INCOME (EXPENSES)
Interest expense	(76)	(117)	(261)	(359)
Earnings from joint venture investment	271	153	573	307
Foreign exchange gains (losses)	(166)	(154)	505	(505)
Other non-operating income (expenses)	33	34	(71)	(38)
Total other income (expenses)	62	(84)	746	(595)
Income before income taxes	23,184	23,183	58,711	55,909
Provision for income taxes	8,315	9,266	20,749	21,620
Net income	$14,869	$13,917	$37,962	$34,289
Weighted average common shares outstanding:
Basic	67,880,156	67,867,852	67,874,435	67,867,065
Diluted	67,883,410	67,876,522	67,907,201	67,872,474
Basic earnings per common share	$0.22	$0.21	$0.56	$0.51
Diluted earnings per common share	$0.22	$0.21	$0.56	$0.51

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(unaudited)
Net income	$14,869	$13,917	$37,962	$34,289
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	(351)	(2,782)	(2,550)	(2,543)
Comprehensive income	$14,518	$11,135	$35,412	$31,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,962	$34,289
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,664	12,711
Share-based compensation expense	3,518	2,859
Amortization of deferred financing costs	124	123
Allowance for doubtful accounts	(24)	(38)
Earnings from joint venture	(573)	(307)
Loss on disposal of fixed assets	272	885
Impairment of long-lived assets	757	—
Other non-cash charges	446	988
Changes in operating assets and liabilities
Accounts receivable	3,180	(3,024)
Other receivables	(702)	(2,349)
Inventories	(22,968)	(26,645)
Prepaid expenses and other current assets	2,478	1,724
Prepaid income taxes	(1,971)	(2,534)
Other assets	110	(6,050)
Accounts payable	8,498	13,630
Accrued expenses	1,254	(869)
Income taxes payable	(2,235)	(4,684)
Other liabilities	1,409	2,500
Total adjustments	9,237	(11,080)
Net cash provided by operating activities	47,199	23,209
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,505)	(27,281)
Net cash used in investing activities	(23,505)	(27,281)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	$—	$(8,000)
Options exercised	—	45
Repurchase of common stock	(10)	—
Net cash used in financing activities	(10)	(7,955)
Effect of exchange rate changes on cash	(243)	(552)
Net increase (decrease) in cash and cash equivalents	23,441	(12,579)
Cash and cash equivalents at beginning of period	52,796	37,613
Cash and cash equivalents at end of period	$76,237	$25,034

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
Reporting Periods
The reporting periods for the Company’s unaudited interim quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on June 29, 2015 and June 30, 2014, respectively and ended on September 27, 2015 and September 28, 2014, respectively. The nine-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2015 and 2014, respectively and ended on September 27, 2015 and September 28, 2014, respectively.

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
Cash and Cash Equivalents
As of September 27, 2015, the total balance in U.S. bank accounts over the Federal Deposit Insurance Company limit then in effect was approximately $65,981,000. The total balance in international bank accounts at September 27, 2015, which is not covered under the FDIC, was approximately $9,030,000.
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
Due to their short term maturity, management believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable were reasonable estimates of their fair value as of September 27, 2015.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805: Business Combinations)” which eliminates the requirement to retrospectively account for measurement-period adjustments as part of a business combination and in turn recognize them in the period in which the adjustment was determined. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

3.	STOCKHOLDERS’ EQUITY
Activity for the nine months ended September 27, 2015 in the accounts of Stockholders’ Equity is summarized below:

	Common Stock
	Shares	Par Value	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share data)
Balance as of January 1, 2015	68,146,673	$681	$314,217	$(4,874)	$119,734	$(2,875)	$426,883
Net income	—	—	—	—	37,962	—	37,962
Share-based compensation	—	—	3,518	—	—	—	3,518
Service-based shares issued	11,755	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(10)	—	—	(10)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,550)	(2,550)
Balance as of September 27, 2015	68,158,428	$681	$317,735	$(4,884)	$157,696	$(5,425)	$465,803

As of September 27, 2015 and December 31, 2014, the Company held 278,272 and 277,806 shares of common stock in treasury, respectively. During the nine months ended September 27, 2015, 466 shares of common stock were withheld by the Company in satisfaction of statutory minimum withholding taxes in connection with the vesting of awards under the Company’s 2012 Long-Term Incentive Plan. Shares withheld in satisfaction of tax obligations are accounted for as treasury stock at cost.

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

4. INVENTORIES, NET
Inventories, net consist of the following:

	September 27, 2015	December 31, 2014
	(In thousands)
Raw materials	$354	$318
Finished goods	110,768	88,913
Total inventories, net	$111,122	$89,231

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		September 27, 2015	December 31, 2014
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	5,404	5,395
Leasehold and store enhancements	1 to 10 years	111,362	102,168
Furniture, computers and equipment	3 to 5 years	19,563	18,673
Capitalized software	5 years	11,570	9,908
Fixtures, dies and autos	3 to 5 years	23,784	19,994
Construction in progress		5,371	5,590
		177,539	162,213
Less accumulated depreciation and amortization		(95,559)	(83,146)
		$81,980	$79,067

Depreciation and amortization expense on property, plant and equipment was $5,563,000 and $15,650,000 for the three and nine months ended September 27, 2015, respectively and $4,486,000 and $12,506,000 for the three and nine months ended September 28, 2014, respectively.

The Company recorded an impairment charge of $118,000 and $757,000 for the three and nine months ended September 27, 2015, respectively. The impairment related to one retail location in our Direct-to-Consumer International segment and is included in retail operations expense on the condensed consolidated statement of operations.

6.	JOINT VENTURE
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”). The purpose of Tumi Japan is to sell, promote and distribute the Company’s products in Japan. This investment is accounted for under the equity method.
Sales to Itochu were $4,489,000 and $13,409,000 for the three and nine months ended September 27, 2015, respectively and $3,968,000 and $11,203,000 for the three and nine months ended September 28, 2014, respectively. The Company had accounts receivable due from Itochu of $2,788,000 and $1,870,000 as of September 27, 2015 and December 31, 2014, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The balance of goodwill and the classification by segment has not changed from December 31, 2014. For the nine months ended September 27, 2015, there were no changes to intangible assets other than amortization expense recorded of $14,000.

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

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(In thousands)
Liability, beginning of period	$8,033	$7,339
Provision for warranties	3,421	2,780
Warranty claims	(2,542)	(2,351)
Liability, end of period	$8,912	$7,768

9.	CREDIT FACILITY

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
As of September 27, 2015 and December 31, 2014, the Company had no balance outstanding under the Amended Credit Facility. Letters of credit outstanding totaled $384,000 and $286,000 at September 27, 2015 and December 31, 2014, respectively and, accordingly, the unused portion of the Amended Credit Facility was $69,616,000 and $69,714,000, at September 27, 2015 and December 31, 2014, respectively. The fee for the unused portion of the Amended Credit Facility was $26,000 and $78,000 for the three and nine months ended September 27, 2015, respectively and $26,000 and $77,000 for the three and nine months ended September 28, 2014, respectively.
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
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance with all such covenants as of September 27, 2015.

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
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2027, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the three and nine months ended September 27, 2015 and September 28, 2014, respectively.

11.	INCOME TAXES
Income tax expense for the three months ended September 27, 2015 is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period. The Company’s consolidated effective tax rate was 35.9% and 35.3% for the three and nine months ended September 27, 2015, respectively, and 40.0% and 38.7% for the three and nine months ended September 28, 2014, respectively.
The change in the effective tax rate was primarily driven by the Company’s Asian sourcing operations. As of January 1, 2015, the Company has considered earnings from its Asian sourcing operations to be invested indefinitely.  As such, U.S. taxes will not be provided for with respect to approximately $6.5 million of anticipated earnings in 2015.  These earnings would become subject to income tax if they were to be remitted as dividends to the U.S.. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

12.	EARNINGS PER SHARE
The following table summarizes the calculation of basic and diluted earnings per common share for the three and nine months ended September 27, 2015 and September 28, 2014:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands, except share and per share data)
Basic earnings per common share:
Numerator:
Net income	$14,869	$13,917	$37,962	$34,289
Denominator:
Basic weighted average common shares outstanding	67,880,156	67,867,852	67,874,435	67,867,065
Basic earnings per common share	$0.22	$0.21	$0.56	$0.51

Diluted earnings per common share:
Numerator:
Net income	$14,869	$13,917	$37,962	$34,289
Denominator:
Number of shares used in basic calculation	67,880,156	67,867,852	67,874,435	67,867,065
Weighted average dilutive effect of employee stock options and restricted stock units	3,254	8,670	32,766	5,409
Diluted weighted average common shares outstanding	67,883,410	67,876,522	67,907,201	67,872,474
Diluted earnings per common share	$0.22	$0.21	$0.56	$0.51

The Company excluded 1,331,033 and 693,749 outstanding weighted average stock options for the three and nine months ended September 27, 2015, respectively, and 357,983 and 288,731 for the three and nine months ended September 28, 2014, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market price of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options. The Company included all outstanding weighted average stock options with exercise prices less than the average market price of the common shares in the calculation of the weighted average dilutive effect of employee stock options, but a weighted average of 23,081 and 6,482 of these stock options for the three and nine months ended September 27, 2015, respectively, and 43,639 and 5,299 for the three and nine months ended September 28, 2014, respectively, did not have any impact on the dilutive effect of employee stock options in the preceding table, as they were determined to be antidilutive when the treasury stock method was applied. In addition, as of September 27, 2015 and September 28, 2014, there were 164,799 and 139,384 performance-based restricted stock units, respectively, that were excluded from the computation of diluted earnings per share because these units have not yet been earned in accordance with the vesting conditions of the plan.

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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The table below presents information for net sales, operating income and depreciation and amortization by segment for the three and nine months ended September 27, 2015 and September 28, 2014:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Three Months Ended September 27, 2015
Net sales	$61,928	$9,012	$25,677	$34,396	$—	$131,013
Operating income (loss)	$16,218	$1,544	$10,651	$10,951	$(16,242)	$23,122
Depreciation and amortization	$2,918	$445	$404	$1,188	$608	$5,563
Three Months Ended September 28, 2014
Net sales	$55,506	$8,385	$26,707	$39,597	$—	$130,195
Operating income (loss)	$14,746	$1,299	$10,576	$13,158	$(16,512)	$23,267
Depreciation and amortization	$2,039	$412	$424	$1,011	$668	$4,554
Nine Months Ended September 27, 2015
Net sales	$179,329	$22,908	$73,447	$104,310	$—	$379,994
Operating income (loss)	$45,388	$2,130	$29,223	$34,028	$(52,804)	$57,965
Depreciation and amortization	$8,203	$1,309	$1,309	$3,033	$1,810	$15,664
Nine Months Ended September 28, 2014
Net sales	$162,907	$19,694	$76,844	$103,934	$—	$363,379
Operating income (loss)	$43,359	$1,175	$29,619	$31,625	$(49,274)	$56,504
Depreciation and amortization	$5,949	$1,020	$1,276	$2,717	$1,749	$12,711

14.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable include large balances due from a small number of major customers, principally distribution partners in the Asia-Pacific region and large department and specialty luggage stores dispersed throughout the United States. Failure of one major customer to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 24.9% and 26.2% of consolidated trade accounts receivable at September 27, 2015 and December 31, 2014, respectively. These five customers accounted for 12.4% and 12.0% of consolidated net sales for the three and nine months ended September 27, 2015, respectively and 12.9% and 12.6% for the three and nine months ended September 28, 2014, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Five of the Company’s largest suppliers accounted for 51.4% and 47.2% of accounts payable at September 27, 2015 and December 31, 2014, respectively. These five suppliers accounted for 78.5% and 76.4% of total product purchases for the three and nine months ended September 27, 2015, respectively and 85.1% and 79.8% for the three and nine months ended September 28, 2014, respectively.

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
The following table shows the total compensation cost charged against income for share-based compensation plans and the related potential future tax benefits recognized in the income statement for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Share-based compensation expense	$992	$1,236	$3,518	$2,859
Income tax benefit related to share-based compensation	$367	$494	$1,302	$1,106
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
The following table presents the weighted average assumptions used to estimate the fair value of the options granted during the periods presented:

	Nine Months Ended
	September 27, 2015	September 28, 2014
Weighted average volatility	43.01%	44.78%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Risk-free rate	1.74%	1.79%

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of option activity under the 2012 Plan as of September 27, 2015 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2014	969,718	$21.35
Granted	429,800	$22.55
Exercised	—	$—
Forfeited or expired	(99,309)	$21.63
Outstanding - September 27, 2015	1,300,209	$21.72	8.30	$499
Options vested and expected to vest as of September 27, 2015	1,253,467	$21.71	8.28	$499
Options vested and exercisable as of September 27, 2015	458,271	$21.23	7.68	$499

The weighted average grant-date fair value of options granted during the nine months ended September 27, 2015 and September 28, 2014 was $9.77 and $10.05, respectively.

As of September 27, 2015, there was $5,102,000 of total unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 2.16 years. The total fair value of options vested during the nine months ended September 27, 2015 was $2,236,000.
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

A summary of the status of performance-based RSUs as of September 27, 2015 and changes during the nine months then ended is presented below:

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested - December 31, 2014	130,113	$22.73
Granted	68,009	$23.15
Vested	—	$—
Forfeited	(33,323)	$22.49
Nonvested - September 27, 2015	164,799	$22.95

As of September 27, 2015, there was $2,038,000 of total unrecognized compensation cost related to nonvested performance-based RSUs. Such cost is expected to be recognized over a weighted average period of 1.83 years.
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of the status of service-based RSUs as of September 27, 2015 and changes during the nine months then ended is presented below:

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested - December 31, 2014	10,680	$18.72
Granted	81,665	$23.20
Vested	(11,755)	$19.13
Forfeited	(4,622)	$23.25
Nonvested - September 27, 2015	75,968	$23.20

As of September 27, 2015, there was $1,123,000 of total unrecognized compensation cost related to nonvested service-based RSUs. Such cost is expected to be recognized over a weighted average period of 2.11 years.

16.	SUBSEQUENT EVENTS
Share Repurchase Program
On November 4, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $150 million of the Company’s common stock over the next twelve months. Under the program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. The Company expects that purchases will be funded through existing cash on hand, cash from operations, borrowings or a combination of the foregoing. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume and general market conditions. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program may be suspended or discontinued at any time.
Agreement to Acquire Japanese Joint Venture
On November 4, 2015, the Company announced that it has entered into an agreement to acquire the remaining 50% stake in its Japanese joint venture, Tumi Japan, from its partners, for a purchase price of 521 million yen (approximately $4.3 million at current exchange rates). Tumi Japan operates a network of 13 Tumi stores, an e-commerce website, and distributes Tumi product across an additional 150 points of sale in Japan. The transaction is expected to close in the first quarter of 2016, subject to the satisfaction of customary closing conditions.

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
The reporting periods for our unaudited quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth fiscal quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on June 29, 2015 and June 30, 2014, respectively and ended on September 27, 2015 and September 28, 2014, respectively. The nine-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2015 and 2014, respectively and ended on September 27, 2015 and September 28, 2014, respectively.
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
We have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales increased from $130.2 million and $363.4 million in the three and nine months ended September 28, 2014, respectively, to $131.0 million and $380.0 million in the three and nine months ended September 27, 2015, respectively. The increase in net sales was due principally to an increase in volume resulting from new store openings since the third quarter of 2014, as well as expanded wholesale distribution in the Asia-Pacific region. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have also increased our focus on our women’s line and on our online presence.
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
We believe there is a significant opportunity to continue to expand our store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestigious street venues. We had 9 and 21 new company-owned store openings in the three and nine months ended September 27, 2015, respectively. We currently expect to continue to open company-owned stores in the foreseeable future, with the majority being full-price stores, while also expanding our online presence.

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
Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base. We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestigious street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations, as well as retail locations that enhance our brand image. We have opened 101 company-owned stores since January 1, 2010 (8 stores in 2010, 11 stores in 2011, 19 stores in 2012, 17 stores in 2013, 25 stores in 2014 and 21 stores in the nine months ended September 27, 2015), bringing our total to 172 company-owned stores as of September 27, 2015. While we may be unable to successfully open new company-owned stores according to plan, we have identified several locations for new company-owned stores and believe we have a market opportunity to continue to expand our company-owned store base over the long term. Additionally, we are evaluating the potential of pursuing a more direct sales model in Asia.

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

•
Expand our e-business. Our e-commerce business consists of our websites and certain of our wholesale customers’ e-commerce websites. This online presence is an extension of our brand and points of distribution, serving both as an informational resource and a complementary sales channel for our consumers. We expect sales from this channel to grow as consumers become more aware of our e-commerce capabilities and we continue to expand our online presence into new markets. In addition, we transitioned our North American web store to a more insourced model during the fourth quarter of 2014 and our international web stores to a more insourced model during the first quarter of 2015. We believe this will improve our websites’ functionality and efficiency in the future.

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

Average net sales per square foot is calculated using net sales for the last twelve months for all stores open for the full twelve months. Average net sales per square foot decreased by approximately $45, or 4%, to $1,037 as of September 27, 2015 from $1,082 as of December 31, 2014. This decrease was primarily due to negative overall comparable store sales in the nine months ended September 27, 2015, as well as the addition of several large but less mature stores to the square footage base during the first nine months of 2015.

In addition, during the third quarter of 2015, management began using the non-GAAP financial measures “operating income adjusted for the cost reduction program and on a constant currency basis” and “net income adjusted for the cost reduction program and on a constant currency basis” to measure our financial performance and evaluate our profitability. Operating income adjusted for the cost reduction program and on a constant currency basis is defined as operating income plus the costs associated with the cost reduction program and the impact of currency fluctuations. Net income adjusted for the cost reduction program and on a constant currency basis is defined as net income plus the costs associated with the cost reduction program and the impact of currency fluctuations.  Operating income adjusted for the cost reduction program and on a constant currency basis and net income adjusted for the cost reduction program and on a constant currency basis are not measures of operating income or operating performance presented in accordance with U.S. GAAP.

Operating income adjusted for the cost reduction program and on a constant currency basis and net income adjusted for the cost reduction program and on a constant currency basis are important supplemental measures of our internal reporting, including for our board of directors and management, and are key measures we use to evaluate profitability and operating performance. Additionally, operating income adjusted for the cost reduction program and on a constant currency basis and net income adjusted for the cost reduction program and on a constant currency basis, when viewed in conjunction with our condensed consolidated financial statements, provide investors and other users of our financial information consistency and comparability with our past financial performance, facilitate period-to-period comparisons of operating performance and facilitate comparisons with other companies. We use these metrics in conjunction with U.S. GAAP operating performance measures as part of our overall assessment of our performance. U.S. GAAP measures of performance remain our primary means of assessing our overall financial results.

In addition, the Company also refers to certain financial metrics on a “constant currency” basis so that the business results can be viewed without the impact of translating foreign currencies into U.S. dollars and the impact of currency rate changes on foreign currency denominated transactions, thereby facilitating period-to-period comparisons of the Company’s business performance. Generally, when the dollar either strengthens or weakens against other currencies, metrics at constant currency rates or adjusting for currency will be higher or lower than results reported at actual exchange rates. “Constant currency” performance measures are not measures presented in accordance with U.S. GAAP.

Undue reliance should not be placed on these measures as our only measures of operating performance. Operating income adjusted for the cost reduction program and on a constant currency basis, net income adjusted for the cost reduction program and on a constant currency basis, and constant currency metrics have limitations as analytical tools. When assessing our operating performance, investors should not consider operating income adjusted for the cost reduction program and on a constant currency basis, net income adjusted for the cost reduction program and on a constant currency basis and constant currency metrics in isolation or as substitutes for operating income, net income or net sales, respectively.

A reconciliation of net income to net income adjusted for the cost reduction program and on a constant currency basis, of operating income to operating income adjusted for the cost reduction program and of constant currency financial measures is presented below:

Reconciliation of Operating Income to Operating Income Adjusted for the Cost Reduction Program and on a Constant Currency Basis
(In millions)
	Nine Months Ended
	September 27, 2015	September 28, 2014
Operating income	$58.0	$56.5
Operating expenses in conjunction with the cost reduction program	2.5	—
Impact of foreign currency	2.7	—
Operating income adjusted for the cost reduction program and on a constant currency basis[1]	$63.1	$56.5
__________________________________________
1 The totals in the table may not foot due to rounding.

Reconciliation of Net Income to Net Income Adjusted for the Cost Reduction Program and on a Constant Currency Basis
(In millions, except per share data)
	Nine Months Ended
	September 27, 2015	September 28, 2014
Net income	$38.0	$34.3
Operating expenses in conjunction with the cost reduction program (after tax)	1.6	—
Impact of foreign currency	1.5	—
Net income adjusted for the cost reduction program and on a constant currency basis[2]	$41.1	$34.3
Diluted earnings per share adjusted for the cost reduction program and on a constant currency basis[1]	$0.61	$0.51
_________________________________________________________________
1 Diluted EPS calculated using 67.9 million shares for both YTD 2015 and YTD 2014.
2 The totals in the table may not foot due to rounding.

Reconciliation of Constant Currency Financial Measures
(In thousands, except per share data)
	Three Months Ended
	September 27, 2015		September 28, 2014	% Change
	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Net sales	$131,013	$135,970	$130,195	0.6%	4.4%
Operating income	$23,122	$25,477	$23,267	(0.6)%	9.4%
Operating income margin	17.6%	18.7%	17.9%
Net income	$14,869	$16,222	$13,917	6.8%	16.6%
Diluted earnings per share	$0.22	$0.24	$0.21	6.8%	16.5%
_________________________________________________________________
Constant currency amounts exclude both the impact of translating foreign currencies into U.S. dollars and the impact of currency rate changes on foreign currency denominated transactions.

Reconciliation of Constant Currency Financial Measures
(In thousands, except per share data)
	Nine Months Ended
	September 27, 2015		September 28, 2014	% Change
	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Net sales	$379,994	$391,444	$363,379	4.6%	7.7%
Operating income	$57,965	$60,627	$56,504	2.6%	7.3%
Operating income margin	15.3%	15.5%	15.5%
Net income	$37,962	$39,472	$34,289	10.7%	15.1%
Diluted earnings per share	$0.56	$0.58	$0.51	10.7%	15.1%
_________________________________________________________________
Constant currency amounts exclude both the impact of translating foreign currencies into U.S. dollars and the impact of currency rate changes on foreign currency denominated transactions.

Results of Operations
The following tables set forth condensed consolidated operating results and other operating data for the periods indicated:
Operating results

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Net sales	$131,013	$130,195	$379,994	$363,379
Cost of sales	51,693	53,888	153,788	151,887
Gross margin	79,320	76,307	226,206	211,492
OPERATING EXPENSES
Selling	8,416	9,515	25,259	26,351
Marketing	3,641	3,643	11,348	12,546
Retail operations	32,450	29,051	94,542	83,589
General and administrative	11,691	10,831	37,092	32,502
Total operating expenses	56,198	53,040	168,241	154,988
Operating income	23,122	23,267	57,965	56,504
OTHER INCOME (EXPENSES)
Interest expense	(76)	(117)	(261)	(359)
Earnings from joint venture investment	271	153	573	307
Foreign exchange gains (losses)	(166)	(154)	505	(505)
Other non-operating income (expenses)	33	34	(71)	(38)
Total other income (expenses)	62	(84)	746	(595)
Income before income taxes	23,184	23,183	58,711	55,909
Provision for income taxes	8,315	9,266	20,749	21,620
Net income	$14,869	$13,917	$37,962	$34,289

Percentage of Net Sales*

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	100%	100%	100%	100%
Cost of sales	39%	41%	40%	42%
Gross margin	61%	59%	60%	58%
OPERATING EXPENSES
Selling	6%	7%	7%	7%
Marketing	3%	3%	3%	3%
Retail operations	25%	22%	25%	23%
General and administrative	9%	8%	10%	9%
Total operating expenses	43%	41%	44%	43%
Operating income	18%	18%	15%	16%
OTHER INCOME (EXPENSES)
Interest expense	—%	—%	—%	—%
Earnings from joint venture investment	—%	—%	—%	—%
Foreign exchange gains (losses)	—%	—%	—%	—%
Other non-operating income (expenses)	—%	—%	—%	—%
Total other income (expenses)	—%	—%	—%	—%
Income before income taxes	18%	18%	15%	15%
Provision for income taxes	6%	7%	5%	6%
Net income	11%	11%	10%	9%
___________________________________________________
*The percentages in the table may not foot due to rounding.

The following tables summarize the number of company-owned stores open at the beginning and end of the nine months ended September 27, 2015:

Direct-to-Consumer North America
Nine Months Ended
September 27, 2015
Number of stores open at beginning of period	133
Stores opened	19
Stores closed	(1)
Number of stores open at end of period	151

Direct-to-Consumer International
Nine Months Ended
September 27, 2015
Number of stores open at beginning of period	19
Stores opened	2
Stores closed	—
Number of stores open at end of period	21

Three months ended September 27, 2015 compared with the three months ended September 28, 2014
Net Sales
The following table presents net sales by operating segment for the three months ended September 27, 2015 compared with the three months ended September 28, 2014:

	Three Months Ended September 27, 2015	Three Months Ended September 28, 2014	% Change
	(In thousands)
Direct-to-Consumer North America	$61,928	$55,506	12%
Direct-to-Consumer International	9,012	8,385	7%
Indirect-to-Consumer North America	25,677	26,707	(4)%
Indirect-to-Consumer International	34,396	39,597	(13)%
Total	$131,013	$130,195	1%

Net sales increased $0.8 million, or 1%, to $131.0 million for the three months ended September 27, 2015 from $130.2 million for the three months ended September 28, 2014. On a constant currency basis, net sales increased 4%. The overall increase in net sales was due principally to an increase in volume resulting from new store openings in our Direct-to-Consumer segments. There have been 31 new stores opened since the third quarter of 2014, which contributed to over 100% of the overall sales growth experienced from the three months ended September 28, 2014 to the three months ended September 27, 2015, partially offset by weaker traffic trends in our Direct-to-Consumer North America segment. There continued to be positive response to our Alpha Bravo collection, which re-launched during the second quarter of 2015, and the roll out of our Voyageur collection, which re-launched during the fourth quarter of 2014. We also saw growth in sales in our women’s and accessories categories, as well as our premium product collection. There were no significant price increases during the quarter. This increase in net sales was partially offset by the impact of the strengthening U.S. dollar on our Europe, Middle East and Africa (“EMEA”) wholesale and retail businesses. Additionally, we believe sales in our Asia-Pacific region were negatively impacted by the MERS virus outbreak, as well as the slow down of the Chinese economy and Chinese luxury spend. During the three months ended September 27, 2015, there were 9 new company-owned store openings, 1 store relocation, 1 store renovation and 1 store closure.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 12% increase for the three months ended September 27, 2015 as compared with the three months ended September 28, 2014. Of the 31 new stores opened since the third quarter of 2014, 28 were in North America and comprised approximately 74% of the net sales growth experienced in the Direct-to-Consumer North America segment from the three months ended September 28, 2014 to the three months ended September 27, 2015. Overall, North America comparable store sales decreased 1.9% for the period. North America full-price comparable store sales increased 1.3%, North America outlet comparable store sales decreased 3.8% and our North America e-commerce sales decreased 8.2%. Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2014 will not impact the comparable store comparison until January 1, 2016. Additionally, temporary store closings, store expansions and store relocations are excluded from the comparable store base under most circumstances.
Net sales attributable to the Direct-to-Consumer International segment experienced a 7% increase for the three months ended September 27, 2015 as compared with the three months ended September 28, 2014. Of the 31 new stores opened since the third quarter of 2014, 3 were in Europe and comprised over 100% of the net sales growth experienced in the Direct-to-Consumer International segment from the three months ended September 28, 2014 to the three months ended September 27, 2015. This increase was partially offset by a decrease in comparable store sales during the quarter ended September 27, 2015, which was due to the translation effect the strengthening of the U.S. dollar had on our sales denominated in Euros. Overall, our international comparable store sales decreased 9.3% (increased 8.9% in Euros) for the period. Our international full-price comparable store sales were down 12.1% (up 5.5% in Euros) and outlet comparable store sales were down 9.4% (up 8.7% in Euros). Our international e-commerce sales increased 4.6% (increased 25.4% in Euros).
Overall, comparable store sales for all Direct-to-Consumer channels decreased 2.8% globally for the three months ended September 27, 2015 as compared with the three months ended September 28, 2014. On a constant currency basis, comparable store sales decreased 0.7%.
Net sales attributable to the Indirect-to-Consumer North America segment decreased 4% for the three months ended September 27, 2015 as compared with the three months ended September 28, 2014. Our Indirect-to-Consumer North America net sales have been negatively impacted by our decision to limit our special markets business in an effort to reduce the incidences of product diversion and trans-shipping abuses that have become a more common occurrence in Asia, particularly in

Japan and Korea, where the Tumi brand is becoming increasingly popular. Certain special markets customers have been a source of unauthorized product diversion in the past. While difficult to assess the financial impact of trans-shipping, we believe that it is damaging to the brand image in these emerging markets. In addition, we experienced a decline in sales to our specialty stores due to a decline in the number of our specialty store accounts as well as the discontinuation of our T-Tech line in 2014. We also experienced weaker sales within our Canadian wholesale business where we believe the strengthening U.S. dollar has had a dampening effect on the replenishment of our wholesalers’ orders.
Net sales attributable to the Indirect-to-Consumer International segment decreased 13% for the three months ended September 27, 2015 as compared with the three months ended September 28, 2014. In our EMEA region, net sales have been negatively impacted by the adverse effect the strengthening U.S. dollar has had on our wholesale business. In our Asia-Pacific region, we believe sales in South Korea were negatively impacted by the MERS virus outbreak. In addition, we believe sales in mainland China and Hong Kong were negatively impacted by the slow down of the Chinese economy.
Cost of sales
Cost of sales decreased by $2.2 million, or 4.1%, to $51.7 million for the three months ended September 27, 2015 as compared to $53.9 million for the three months ended September 28, 2014. In addition, gross margin increased by $3.0 million, or 3.9%, to $79.3 million for the three months ended September 27, 2015 as compared to $76.3 million for the three months ended September 28, 2014. The decrease in cost of sales was largely driven by a shift in channel mix from wholesale to retail, as well as a change in product mix during the quarter ended September 27, 2015.
Gross margin as a percentage of net sales is dependent upon a variety of factors including changes in relative sales mix among distribution channels, changes in the mix of product sold, the timing and level of promotional activities, fluctuations in foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross margin as a percentage of net sales to fluctuate from quarter to quarter. Gross margin as a percentage of net sales was 60.5% for the three months ended September 27, 2015 and 58.6% for the three months ended September 28, 2014. The increase was primarily attributable to our decision to be less promotional during the three months ended September 27, 2015. In addition, we saw a shift in channel mix from wholesale to retail, as retail sales represented approximately 54.1% of total sales in the third quarter of 2015 compared to 49.1% in the third quarter of 2014, as well as a shift in product mix. We continue to expand our retail footprint as part of our long-term growth strategy and we have opened 31 new stores since the third quarter of 2014. We typically realize higher gross margins in our retail business as compared to our wholesale business.
Selling expense
Selling expense decreased by $1.1 million, or 11.6%, to $8.4 million for the three months ended September 27, 2015 as compared to $9.5 million for the three months ended September 28, 2014. This decrease was primarily driven by $0.2 million in savings from the cost reduction actions taken in the first quarter of 2015 as well as savings in other personnel related costs such as travel expenses and commissions of $0.2 million. In addition, included within the three months ended September 28, 2014 were $0.1 million for fixture disposals.
Marketing expense
Marketing expense remained consistent at $3.6 million for the both the three months ended September 27, 2015 and September 28, 2014.
Retail Operations expense
Retail operations expense increased by $3.4 million, or 11.7%, to $32.5 million for the three months ended September 27, 2015 as compared to $29.1 million for the three months ended September 28, 2014. The increase in retail operations expense was driven primarily by the opening of 31 new stores since the third quarter of 2014. In addition, we recorded an impairment charge of $0.1 million related to one of our retail locations in Europe during the three months ended September 27, 2015.
General and administrative expense
General and administrative expense increased by $0.9 million, or 7.9%, to $11.7 million for the three months ended September 27, 2015 as compared to $10.8 million for the three months ended September 28, 2014. This increase was primarily driven by an increase of approximately $0.5 million for our after sales service expense.

Operating income
The following table presents operating income (loss) by segment for the three months ended September 27, 2015 as compared with the three months ended September 28, 2014:

	Three Months Ended September 27, 2015	Three Months Ended September 28, 2014	% Change
	(In thousands)
Direct-to-Consumer North America	$16,218	$14,746	10%
Direct-to-Consumer International	1,544	1,299	19%
Indirect-to-Consumer North America	10,651	10,576	1%
Indirect-to-Consumer International	10,951	13,158	(17)%
Non-allocated corporate expenses	(16,242)	(16,512)	2%
Total	$23,122	$23,267	(1)%

Operating income decreased $0.1 million, or 1%, to $23.1 million for the three months ended September 27, 2015 from $23.3 million for the three months ended September 28, 2014. This decrease was primarily due to a decrease in sales in the EMEA and Asia-Pacific regions, partially due to the adverse effect the strengthening U.S. dollar has had on our wholesale business in these regions. On a constant currency basis, operating income increased 9%. Our operating segments have benefited from store openings in the Direct-to-Consumer segments as well as stronger overall margins, partially offset by higher retail operations expenses related to the cost of new store openings in 2015 and the wrap effect (expenses for opened stores for which there were limited or no expenses in the comparable prior period) of stores opened since the third quarter of 2014. Historically, company-owned store operating margins generally strengthen after their first year of operation.

Operating income attributable to the Direct-to-Consumer North America segment experienced a 10% increase for the three months ended September 27, 2015 as compared with the three months ended September 28, 2014. This was primarily due to growth from 28 new stores opened since the third quarter of 2014, partially offset by negative comparable store sales.

Operating income attributable to the Direct-to-Consumer International segment experienced a 19% increase for the three months ended September 27, 2015 as compared with the three months ended September 28, 2014. This was primarily due to the sales growth from 3 new stores opened since the third quarter of 2014, partially offset by a decline in comparable store sales, which was due to the translation effect the strengthening of the U.S. dollar had on our sales denominated in Euros, as well as an impairment charge of $0.1 million related to one of our retail locations in Europe.

Operating income attributable to the Indirect-to-Consumer North America segment experienced an increase of 1% for the three months ended September 27, 2015 as compared with the three months ended September 28, 2014. This increase was driven by higher gross margins due to less promotional activity during the three months ended September 27, 2015, largely offset by a decrease in sales to specialty stores and our special markets business.

Operating income attributable to the Indirect-to-Consumer International segment experienced a 17% decrease for the three months ended September 27, 2015 as compared with the three months ended September 28, 2014. This decrease was primarily due to a decrease in sales in the EMEA and Asia-Pacific regions, partially due to the adverse effect the strengthening U.S. dollar has had on our wholesale business in these regions.
Non-allocated corporate expenses represent expenses not attributable to a particular operating segment, and consist of core corporate expenses such as corporate marketing, design, general and administrative expenses, after sales service costs, warehousing costs, human resources related to corporate overhead, finance, legal and professional fees and other costs. As we expand our business, we believe general and administrative expenses will increase in dollar amount in future periods, although we expect to leverage these expenses against sales as the business grows. Non-allocated corporate expenses decreased 2% for the three months ended September 27, 2015 as compared with the three months ended September 28, 2014. This decrease was primarily driven by approximately $0.6 million in savings from the cost reduction actions taken in the first quarter of 2015, offset by an increase of approximately $0.5 million in our after sales service expense.
Operating margin was 18% for both the three months ended September 27, 2015 and September 28, 2014, as we continue to leverage fixed costs against sales. On a constant currency basis, operating margin would have been 19% for the three months ended September 27, 2015. The previously mentioned retail operations expenses for new stores and the wrap effect of stores opened since the third quarter of 2014 offset some of our fixed cost leverage. In addition, the cost reduction actions during the first quarter of 2015 resulted in approximately $0.7 million of overall savings during the quarter ended September 27, 2015.

Other income and expenses
Other income and expenses, net increased $0.2 million to income of $0.1 million for the three months ended September 27, 2015 from expense of $0.1 million for the three months ended September 28, 2014. This was mainly driven by an increase in earnings from our joint venture during the three months ended September 27, 2015.
Income tax expense
Provision for income taxes decreased $1.0 million, or 10%, to $8.3 million in the three months ended September 27, 2015 from $9.3 million in the three months ended September 28, 2014, due primarily to a lower effective tax rate for the quarter ended September 27, 2015. The change in the effective tax rate was largely driven by the Company’s tax planning relating to its Asian sourcing operations.
Net income
Net income increased $1.0 million, or 7%, to $14.9 million for the three months ended September 27, 2015 from $13.9 million for the three months ended September 28, 2014. On a constant currency basis, net income increased 17% .This increase was primarily driven by the increase in gross margin dollars realized as well as a lower effective tax rate, partially offset by the aforementioned increase in retail operations expense for new stores and the wrap effect of stores opened since the third quarter of 2014.
Basic and diluted weighted average shares outstanding were 67.9 million shares for the three months ended September 27, 2015 and September 28, 2014. Basic and diluted EPS was $0.22 per common share for the three months ended September 27, 2015 versus $0.21 per common share for the three months ended September 28, 2014. Diluted EPS on a constant currency basis would have been $0.24 for the three months ended September 27, 2015.

Nine months ended September 27, 2015 compared with the nine months ended September 28, 2014
Net Sales
The following table presents net sales by operating segment for the nine months ended September 27, 2015 compared with the nine months ended September 28, 2014:

	Nine Months Ended September 27, 2015	Nine Months Ended September 28, 2014	% Change
	(In thousands)
Direct-to-Consumer North America	$179,329	$162,907	10%
Direct-to-Consumer International	22,908	19,694	16%
Indirect-to-Consumer North America	73,447	76,844	(4)%
Indirect-to-Consumer International	104,310	103,934	—%
Total	$379,994	$363,379	5%

Net sales increased $16.6 million, or 5%, to $380.0 million for the nine months ended September 27, 2015 from $363.4 million for the nine months ended September 28, 2014. On a constant currency basis, net sales increased 8%. The increase in net sales was due principally to an increase in volume resulting from new store openings since the third quarter of 2014 and increased sales growth from our wholesale customers in the Asia-Pacific region. There continued to be positive response to our Alpha Bravo collection, which re-launched during the second quarter of 2015, and the roll out of our Voyageur collection, which re-launched during the fourth quarter of 2014. We also saw growth in sales in our women’s and accessories categories as well as our premium product collection. Additionally, there were 21 new company-owned store openings, 2 store relocations, 1 store renovation and 1 store closure during the nine months ended September 27, 2015. There have been 31 new stores opened since the third quarter of 2014, which contributed to approximately 65% of the overall sales growth experienced from the nine months ended September 28, 2014 to the nine months ended September 27, 2015. This increase was partially offset by negative comparable store sales in the nine months ended September 27, 2015. Additionally, net sales were negatively impacted during the period as we did not anniversary our legacy Alpha promotion and concurrent introduction of our re-launched Alpha Travel Collection (Alpha 2), both which benefited sales during 2014. Weaker traffic trends in our Direct-to-Consumer North America segment and the impact of the strengthening U.S. dollar on our EMEA wholesale and retail businesses also had a negative effect on sales.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 10% increase for the nine months ended September 27, 2015 as compared with the nine months ended September 28, 2014. Of the 31 new stores opened since the third quarter of 2014, 28 were in the North America segment and comprised approximately 56% of the net sales growth experienced in the Direct-to-Consumer North America segment from the nine months ended September 28, 2014 to the nine months ended September 27, 2015. This increase was largely offset by a decrease in comparable store sales due in part to a decline in our overall traffic patterns. During the nine months ended September 28, 2014, we re-launched our Alpha 2 collection while liquidating our legacy Alpha products, which drove traffic to our full-price stores as well as conversion on our e-commerce platform. Overall, North America comparable store sales decreased 1.3% for the period. North America full-price comparable store sales decreased 0.1%, North America outlet comparable store sales decreased 0.6% and our North America e-commerce sales decreased 6.4%.
Net sales attributable to the Direct-to-Consumer International segment experienced a 16% increase for the nine months ended September 27, 2015 as compared with the nine months ended September 28, 2014. Of the 31 new stores opened since the third quarter of 2014, 3 were in Europe and comprised approximately 53% of the net sales growth experienced in the Direct-to-Consumer International segment from the nine months ended September 28, 2014 to the nine months ended September 27, 2015. This increase was partially offset by a decrease in comparable store sales during the nine months ended September 27, 2015, which was due to the translation effect the strengthening of the U.S. dollar had on our sales denominated in Euros. Overall, our international comparable store sales decreased 4.8% (increased 15.8% in Euros) for the period. Our international full-price comparable store sales were down 7.6% (up 12.4% in Euros) and outlet comparable store sales were down 3.4% (up 17.5% in Euros). Our international e-commerce sales decreased 0.3% (increased 21.2% in Euros).
Overall, comparable store sales for all Direct-to-Consumer channels decreased 1.7% globally for the nine months ended September 27, 2015 as compared with the nine months ended September 28, 2014. On a constant currency basis, comparable store sales increased 0.2%.
Net sales attributable to the Indirect-to-Consumer North America segment decreased 4% for the nine months ended September 27, 2015 as compared with the nine months ended September 28, 2014. Our Indirect-to-Consumer North America net sales have been negatively impacted by our decision to limit our special markets business in an effort to reduce the incidences of product diversion and trans-shipping abuses that have become a more common occurrence in Asia, particularly in Japan and Korea, where the Tumi brand is becoming increasingly popular. Certain special markets customers have been a source of unauthorized product diversion in the past. While difficult to assess the financial impact of trans-shipping, we believe that it is damaging to the brand image in these emerging markets. In addition, we experienced a decline in sales to our specialty stores due to a decline in the number of our specialty store accounts as well as the discontinuation of our T-Tech line in 2014. We also experience weaker sales within our Canadian wholesale business where we believe the strengthening U.S. dollar has had a dampening effect on the replenishment of our wholesalers’ orders during the nine months ended September 27, 2015.
Net sales attributable to the Indirect-to-Consumer International segment increased less than 1% for the nine months ended September 27, 2015 as compared with the nine months ended September 28, 2014. In our EMEA region, net sales have been negatively impacted by the adverse effect the strengthening U.S. dollar has had on our wholesale business. In our Asia-Pacific region, while we continue to see a positive response to the re-launch of our Alpha Bravo collection, sales in South Korea were negatively impacted by the MERS virus outbreak. In addition, sales in mainland China and Hong Kong were negatively impacted by the the slow down of the Chinese economy.
Cost of sales
Cost of sales increased by $1.9 million, or 1.3%, to $153.8 million for the nine months ended September 27, 2015 as compared to $151.9 million for the nine months ended September 28, 2014. In addition, gross margin increased by $14.7 million, or 7.0%, to $226.2 million for the nine months ended September 27, 2015 as compared to $211.5 million for the nine months ended September 28, 2014. The increase in cost of sales and gross margin dollars was primarily driven by the 4.6% increase in net sales.
Gross margin as a percentage of net sales was 59.5% for the nine months ended September 27, 2015 and 58.2% for the nine months ended September 28, 2014. The increase was primarily attributable to our decision to be less promotional during the nine months ended September 27, 2015. In addition, we saw a shift in channel mix from wholesale to retail, as retail sales represented approximately 53.2% of total sales in the nine months ended September 27, 2015, compared to 50.3% in the nine months ended September 28, 2014, as well as a shift in product mix. We continue to expand our retail footprint as part of our long-term growth strategy and we have opened 31 new stores since the third quarter of 2014. We typically realize higher gross margins in our retail business as compared to our wholesale business. As retail becomes a relatively greater percentage of our sales we would expect that shift in our sales mix to have a positive impact on gross margin.
Selling expense
Selling expense decreased $1.1 million, or 4.1%, to $25.3 million for the nine months ended September 27, 2015 as compared to $26.4 million for the nine months ended September 28, 2014. This decrease was primarily driven by $0.5 million in savings from the cost reduction actions taken in the first quarter of 2015 as well as other personnel related costs such as travel expenses and commissions of $0.3 million. In addition, included within the nine months ended September 28, 2014 were $0.1 million for fixture disposals.
Marketing expense
Marketing expense decreased by $1.2 million, or 9.5%, to $11.3 million for the nine months ended September 27, 2015 as compared to $12.5 million for the nine months ended September 28, 2014. The decrease in marketing expense was primarily due to prior year promotional activity in the form of media and events surrounding store openings and new product introductions which were not repeated in 2015.
Retail Operations expense
Retail operations expense increased by $11.0 million, or 13.1%, to $94.5 million for the nine months ended September 27, 2015 as compared to $83.6 million for the nine months ended September 28, 2014. The increase in retail operations expense was driven primarily by the opening of 31 new stores since the third quarter of 2014. In addition, we recorded an impairment charge of $0.8 million related to one of our retail locations in Europe during the nine months ended September 27, 2015.
General and administrative expense
General and administrative expense increased by $4.6 million, or 14.1%, to $37.1 million for the nine months ended September 27, 2015 as compared to $32.5 million for the nine months ended September 28, 2014. The increase in general and administrative expense was primarily driven by the additional costs resulting from our decision to eliminate redundancies, streamline processes, and leverage fixed costs within certain selling, general and administrative functions. Of these severance and termination costs, approximately $1.0 million were included in general and administrative expenses in the nine months ended September 27, 2015. We also increased our after sales service expense by approximately $1.1 million and incurred costs of approximately $0.6 million relating to tax planning for our Asian sourcing operations.
Operating income
The following table presents operating income (loss) by segment for the nine months ended September 27, 2015 as compared with the nine months ended September 28, 2014:

	Nine Months Ended September 27, 2015	Nine Months Ended September 28, 2014	% Change
	(In thousands)
Direct-to-Consumer North America	$45,388	$43,359	5%
Direct-to-Consumer International	2,130	1,175	81%
Indirect-to-Consumer North America	29,223	29,619	(1)%
Indirect-to-Consumer International	34,028	31,625	8%
Non-allocated corporate expenses	(52,804)	(49,274)	(7)%
Total	$57,965	$56,504	3%

Operating income increased $1.5 million, or 3%, to $58.0 million for the nine months ended September 27, 2015 from $56.5 million for the nine months ended September 28, 2014. On a constant currency basis, operating income increased 7%. Our operating segments have benefited from continued growth in most segments, principally volume related, store openings in the Direct-to-Consumer segments, and strong performance in our Asia-Pacific region, partially offset by negative comparable store performance as well as higher retail operations expenses related to the cost of new store openings in 2015 and the wrap effect of stores opened since the third quarter of 2014. Historically, company-owned store operating margins generally strengthen after their first year of operation. Additionally, our higher operating expenses for the nine months ended September 27, 2015 include additional costs resulting from our decision to eliminate redundancies, streamline processes, and leverage fixed costs within certain selling, general and administrative functions. In this regard, the Company reduced headcount and incurred related severance and termination costs in the amount of approximately $2.5 million during the first half of 2015.

Operating income attributable to the Direct-to-Consumer North America segment experienced a 5% increase for the nine months ended September 27, 2015 as compared with the nine months ended September 28, 2014. This was primarily due to growth from 28 new stores opened since the third quarter of 2014, partially offset by a decline in comparable store sales, as well as the aforementioned increase in retail operations expenses related to the cost of new stores opened since the third quarter of 2014.

Operating income attributable to the Direct-to-Consumer International segment experienced an increase of 81% for the nine months ended September 27, 2015 as compared with the nine months ended September 28, 2014. This was primarily due to the sales growth from 3 new stores opened since the third quarter of 2014, partially offset by a decline in comparable store sales, which was due to the translation effect the strengthening of the U.S. dollar had on our sales denominated in Euros, as well as an impairment charge of $0.8 million related to one of our retail locations in Europe.

Operating income attributable to the Indirect-to-Consumer North America segment experienced a decrease of 1% for the nine months ended September 27, 2015 as compared with the nine months ended September 28, 2014. This was primarily driven by the decrease in sales in this segment, particularly impacted by a decrease in sales to specialty stores and our special markets business as well as our Canadian wholesale business.

Operating income attributable to the Indirect-to-Consumer International segment experienced an 8% increase for the nine months ended September 27, 2015 as compared with the nine months ended September 28, 2014. This increase was primarily due to an increase in gross margin dollars realized during the nine months ended September 27, 2015, particularly in our Asia-Pacific region. In addition, there was a decrease in marketing expense of approximately $0.3 million primarily driven by a reduction in spending against certain marketing initiatives.
Non-allocated corporate expenses increased 7% for the nine months ended September 27, 2015 as compared with the nine months ended September 28, 2014. This increase was primarily due to our decision to eliminate redundancies, streamline processes, and leverage fixed costs within certain selling, general and administrative functions. Of the aforementioned severance and termination costs, approximately $1.9 million were included in non-allocated corporate expenses in the nine months ended September 27, 2015. We also increased our after sales service expense by approximately $1.1 million and incurred costs of approximately $0.6 million relating to tax planning for our Asian sourcing operations.
Operating margin was 15% for the nine months ended September 27, 2015 compared to 16% for the nine months ended September 28, 2014, as the previously mentioned severance and termination costs related to our cost reduction program, as well as retail operations expense for new stores and the wrap effect of stores opened since the third quarter of 2014, offset some of our fixed cost leverage. Operating margin was positively impacted by an increase in gross margin dollars realized due primarily to our decision to be less promotional, a shift in channel mix from wholesale to retail and a shift in product mix during the nine months ended September 27, 2015.
Operating income adjusted for the cost reduction program and on a constant currency basis would have been $63.1 million and, on this basis, non-GAAP operating income margin would have been 16% for the nine months ended September 27, 2015.
Other income and expenses
Other income and expenses, net increased $1.3 million to income of $0.7 million for the nine months ended September 27, 2015 from expense of $0.6 million for the nine months ended September 28, 2014. This was mainly driven by foreign exchange gains during the nine months ended September 27, 2015.
Income tax expense
Provision for income taxes decreased $0.9 million, or 4%, for the nine months ended September 27, 2015 as compared with the nine months ended September 28, 2014, due primarily to a lower effective tax rate for the nine months ended September 27, 2015. The change in the effective tax rate was largely driven by the Company’s tax planning relating to its Asian sourcing operations.
Net income
Net income increased $3.7 million, or 11%, to $38.0 million for the nine months ended September 27, 2015 from $34.3 million for the nine months ended September 28, 2014. This increase was due mainly to the increase in net sales and gross margin dollars, partially offset by the aforementioned severance and termination costs related to our cost reduction program, as well as retail operations expense for stores opened since the third quarter of 2014.
Basic and diluted weighted average shares outstanding were 67.9 million shares for the nine months ended September 27, 2015 and September 28, 2014. Basic and diluted EPS was $0.56 per common share for the nine months ended September 27, 2015 versus $0.51 per common share for the nine months ended September 28, 2014.

Net income adjusted for the cost reduction program and on a constant currency basis would have been $41.1 million and, on this basis, non-GAAP basic and diluted EPS would have been $0.61 per common share for the nine months ended September 27, 2015.
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
Cash and cash equivalents
As of September 27, 2015, we had cash and cash equivalents of $76.2 million. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.
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
We generated cash flows from operations of $47.2 million during the nine months ended September 27, 2015, compared to $23.2 million during the nine months ended September 28, 2014. The principal reason for this increase was an improvement in working capital during the nine months ended September 27, 2015 as well as higher net income in the period.
Investing activities
Cash flows used for investing activities consisted of capital expenditures for store expansion plans, store renovations, store openings, store relocations, information technology infrastructure, distribution infrastructure and product tooling costs.
Cash used for capital expenditures was $23.5 million and $27.3 million for the nine months ended September 27, 2015 and September 28, 2014, respectively. Capital expenditures for the year ended December 31, 2015 are expected to be in the range of $30.0 million to $35.0 million.
Financing activities
Cash used for financing activities was less than $0.1 million during the nine months ended September 27, 2015. For the nine months ended September 28, 2014, we used $8.0 million for the repayment of bank debt. During the second quarter of 2014, the balance outstanding on our bank debt was paid in full.

Share Repurchase Program
On November 4, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $150 million of the Company’s common stock over the next twelve months. Under the program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. The Company expects that purchases will be funded through existing cash on hand, cash from operations, borrowings or a combination of the foregoing. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume and general market conditions. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program may be suspended or discontinued at any time.
Agreement to Acquire Japanese Joint Venture
On November 4, 2015, the Company announced that it has entered into an agreement to acquire the remaining 50% stake in its Japanese joint venture, Tumi Japan, from its partners, for a purchase price of 521 million yen (approximately $4.3 million at current exchange rates). Tumi Japan operates a network of 13 Tumi stores, an e-commerce website, and distributes Tumi product across an additional 150 points of sale in Japan. The transaction is expected to close in the first quarter of 2016, subject to the satisfaction of customary closing conditions.
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
As of September 27, 2015 and December 31, 2014, the Company had no balance outstanding under the Amended Credit Facility. Letters of credit outstanding totaled $384,000 and $286,000 at September 27, 2015 and December 31, 2014, respectively and, accordingly, the unused portion of the Amended Credit Facility was $69,616,000 and $69,714,000, at September 27, 2015 and December 31, 2014, respectively. The fee for the unused portion of the Amended Credit Facility was $26,000 and $78,000 for the three and nine months ended September 27, 2015, respectively and $26,000 and $77,000 for the three and nine months ended September 28, 2014, respectively.
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
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Borrowers were in compliance with all such covenants as of September 27, 2015.
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
The foregoing summaries of certain provisions of the Amended Credit Facility do not purport to be complete and are qualified in their entirety by reference to the full text of the Amended Credit Facility, which is incorporated by reference as exhibit 10.3b to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-178466), filed with the SEC on April 9, 2012.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805: Business Combinations)” which eliminates the requirement to retrospectively account for measurement-period adjustments as part of a business combination and in turn recognize them in the period in which the adjustment was determined. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

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

TUMI HOLDINGS, INC.

November 5, 2015	/s/ Michael J. Mardy
Date	Michael J. Mardy
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document