Form 10-K
period 2015-12-31
Tumi Holdings, Inc.
filed 2016-02-25
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding shares of common stock held by non-affiliates of Tumi Holdings, Inc. at June 28, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,223,970,905 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant and persons or entities that control, are controlled by, or are under common control of the registrant have been deemed affiliates.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	February 25, 2016
Common Stock, $0.01 Par Value	67,394,756 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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
Overview
We are a leading, growing, global, premium lifestyle brand whose products offer superior quality, durability, functionality and innovative design. We have grown at a compound annual growth rate of 14% in net sales and 13% in operating income from 2011 through 2015. We offer a comprehensive line of travel and business products and accessories in multiple categories, building on our strong heritage of producing high-end performance travel goods and business cases. We design our products for, and market our products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status of Tumi products. We have a significant and loyal consumer base with our typical consumer owning multiple Tumi products.
As of December 31, 2015, we distribute our products globally in over 75 countries through approximately 2,000 points of distribution. We sell our products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. This multi-channel approach focuses on points of distribution that foster and enhance the Tumi brand. Our retail stores represent our core approach to brand-enhancing distribution, with locations in premium retail venues throughout the world including New York, Beverly Hills, San Francisco, Chicago, Paris, London, Rome, Tokyo, Munich, Moscow, Hong Kong, Shanghai, Beijing, Milan and Barcelona. We design our products in our U.S. design studios and selectively collaborate with well-known international, industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers and the Caribbean. Our global distribution network is enhanced by the use of our three logistics facilities in the United States, Europe and Asia.
We evaluate operating performance based on net sales and operating income in four operating segments: (i) Direct-to-Consumer North America; (ii) Indirect-to-Consumer North America; (iii) Direct-to-Consumer International; and (iv) Indirect-to-Consumer International. See Note 14 to our audited consolidated financial statements for additional information regarding our operating segments and revenues and long-lived assets by geographic region.
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

•
In Asia, Eastern Europe and Central and South America, we focus on expansion in the Indirect-to-Consumer channel and increasing brand presence while maintaining maximum flexibility in our cost structure. We limit our capital investment in these regions by selecting distribution and wholesale partners that are experienced in working with premium brands, understand local real estate considerations and appreciate local demographics. In addition, during the first quarter of 2016, we completed our acquisition of the remaining 50% stake in our Japanese joint venture, Tumi Japan. Tumi Japan operates a network of 13 Tumi stores, an e-commerce website, and distributes Tumi Product across an additional 150 points of sale in Japan. We may consider pursuing a more direct sales model in certain other markets in the future.

•
As of December 31, 2015, we have approximately 2,000 global points of distribution, an increase of approximately 60% since 2006. In that time, we have more than tripled the number of company-owned retail locations and partner stores globally, expanded into several new geographical markets, more than tripled our net sales from outside North America, increased our door presence in international airports and expanded our online presence and sales.

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

•
Exceptional consumer loyalty.    We experience exceptional brand loyalty from our consumers, which we believe emanates from our longstanding commitment to functionality, quality, durability and customer service, which includes both excellent pre-sale customer service, as well as a global network of stores and service centers that provide exceptional after-purchase service. According to recent surveys, which we commissioned and which were conducted by Kelton Global in both 2015 and 2014, customer satisfaction and brand perception continue to receive high ratings from participants. Both studies support Tumi’s widening customer acquisition base with Tumi being viewed as a brand suitable for all ages and genders; achieving more balanced brand perceptions and earning recognition as a brand appealing to both men and women. The 2015 study reinforced high ratings for purchase intent and customer loyalty finding that 95% of Tumi owners surveyed were likely to make a repeat purchase.

•
Strong revenue and operating income growth.    Our flexible and scalable operating model has allowed us to achieve a high level of self-funded growth without compromising our ability to efficiently manage our operating expenses. From 2011 to 2015, we achieved strong compound annual growth of 14% in net sales and 13% in operating income. We had a strong operating margin of 18% in 2015, 2014 and 2013. Our business generated strong cash flows from operations of $81.4 million, $60.5 million and $63.2 million in 2015, 2014 and 2013, respectively.

•
Experienced management team.    Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have over 30 years of experience in the retail and the consumer packaged goods industries, respectively. Our senior management team has a demonstrable track record of delivering strong growth and increased profitability. The members of our team are all recognized leaders in their respective areas of expertise, as well as highly trained and educated professionals. Their experiences with leading retail and consumer packaged goods organizations have enabled us to deliver strong performance and growth, including during business cycle downturns.

Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base.    We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestige street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in additional premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations, as well as retail locations that enhance our brand image. We have opened 99 company-owned stores since January 1, 2011 (11 stores in 2011, 19 stores in 2012, 17 stores in 2013, 25 stores in 2014 and 27 stores in 2015), bringing our total to 177 company-owned stores. While we may be unable to successfully open new company-owned stores according to plan, we have identified several locations for new company-owned stores and believe we have a market opportunity to continue to expand our company-owned store base over the long term.

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

•
Broaden the appeal of our products through new product introductions.    We seek to design products that are innovative, functional and stylish. We have been introducing new products in lighter weight and durable materials, colors which appeal to women and men, premium products with a classic or contemporary design, as well as stylish and durable products at more accessible price points for our younger consumer. We also plan to continue to introduce new products to our successful brand extension lines, including eyewear, belts, outerwear, electronics and other accessories.

•
Improve our store operations.    Our average net sales per square foot in company-owned stores has increased from $972 in 2011 to $1,006 in 2015. We continue to focus on improving store efficiency, including through our retail performance maximization, or RPM, program, which was implemented in 2009. The RPM program emphasizes training and staff development programs and the effective use of visual merchandising and fixtures. Our goal is to continue to increase sales per store by increasing conversion rates and units and dollars per transaction while enhancing the consumer experience.

•
Expand our e-business.    Our e-commerce business consists of our websites and certain of our wholesale customers’ e-commerce websites. This online presence is an extension of our brand and points of distribution, serving both as an informational resource and a complementary sales channel for our consumers. E-commerce sales represented approximately 12% of our net sales during 2015. We expect sales from this channel to grow as consumers become more aware of our e-commerce capabilities and we continue to expand our online transactional presence into new markets. We transitioned our North America web store to a more insourced model during the fourth quarter of 2014 and our international web stores to a more insourced model during the first quarter of 2015. We believe this will improve our websites’ functionality and efficiency in the future.

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

Our products
Our products fall into three major categories: travel, business and accessories:

•
Travel products.    Travel products comprised approximately 41%, 43% and 44% of our net sales in 2015, 2014 and 2013, respectively. This category consists of wheeled travel products, the majority of which are classified as “carry-on” styles and packing cases, as well as soft styles without wheels such as satchels, garment bags, boarding totes and cross-body bags.

•
Bags.    Bags comprised approximately 45%, 43% and 42% of our net sales in 2015, 2014 and 2013, respectively. Primarily consisting of soft business cases, this category also includes wheeled business cases, backpacks, messenger bags, day bags and totes.

•
Accessories.    Accessories comprised approximately 14% of our net sales in each of 2015, 2014 and 2013. This broad category includes a wide array of lower priced and often daily use items, with wallets and card cases being the most popular items purchased. Additional accessory categories include agendas and planners, passport cases, mobile covers, umbrellas and travel accessories such as electric current adapters, key fobs, packing accessories, toiletry kits and foldable travel totes. Accessories also encompass brand extensions that address the lifestyle aspect of our brand, including belts, outerwear, sunglasses, eyewear and electronics. We believe we can grow our accessories business by adding new materials and styles, new assortments of products and expanding wholesale distribution. We also believe this category can be instrumental in reaching new consumers as well as providing additional sales to existing customers.

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

Within each of our core, premium and trend/sport lines we offer products that are targeted to appeal to both men and women. Products in our women’s line are designed to appeal specifically to female consumers. They are designed with an eye for the modern woman who travels and whose needs blend functionality, durability, practicality and style.
Our full-price product line is comprised of an average of 1,000 stock keeping units, or SKUs. Approximately 35% of these SKUs rotate on a seasonal basis to address color trends for women’s products, spur impulse purchases for holiday and gift giving, remain current with electronic accessories and inject excitement and continual interest in our retail stores.
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
Sales
As of December 31, 2015, we distribute our products globally in over 75 countries through approximately 2,000 points of distribution. We utilize multiple channels, including company-owned retail and outlet stores, partner stores, third-party wholesale, e-commerce and special markets channels. Such varied distribution allows our brand to fully service existing consumers and showcase the Tumi lifestyle, while also introducing our brand to potential new consumers. We focus on exercising strict control over our distribution channels in order to maintain and develop the brand’s premium image. In 2015, the Direct-to-Consumer North America channel accounted for approximately 48% of our net sales and the Direct-to-Consumer International channel accounted for approximately 6% of our net sales, while the Indirect-to-Consumer North America channel accounted for approximately 20% of our net sales and the Indirect-to-Consumer International channel accounted for approximately 26% of our net sales. In 2015, approximately 68% of our net sales were attributable to the North America region, approximately 17% were attributable to the Asia-Pacific region, approximately 14% were attributable to the Europe, Middle East and Africa, or EMEA, region and approximately 1% were attributable to the Central and South America region.
Direct-to-Consumer
Full-price stores.    This channel consists of full-price company-owned stores, which present only Tumi-branded products. Such stores allow the consumer to experience our full range of products and the lifestyle experience of our brand and enable us to test new products and brand extensions. As of December 31, 2015, we had 130 full-price company-owned stores around the world (115 in North America and 15 in Europe) in a variety of locations including high-end shopping districts, high-traffic neighborhoods, shopping malls and airports. These company-owned stores also serve as customer service points that perform or arrange for repairs, which further enhances our reputation for world-class customer service. A new company-owned store often leads to overall growth within a market and we have historically experienced little or no cannibalization of other distribution channels when we have opened new company-owned stores in a particular area served by other channels. We focus on opening company-owned stores in a manner that maximizes sales productivity and enhances the consumer experience. Our average company-owned store size, including outlet stores, is 1,562 square feet with an average of 1,078 square feet of selling space. Our company-owned stores, including outlet stores, had an average net sales of $1,006 per square foot for the year ended December 31, 2015.
Outlet stores.    As of December 31, 2015, we operated 47 branded outlet stores in premium outlet malls in the U.S., Canada, the United Kingdom, France, Germany, Spain, Italy and the Netherlands, which sell our DFO products. Our outlet channel also provides a brand-enhancing environment for the disposition of our discontinued products. They also serve as a point-of-entry into the brand for new consumers interested in the quality of Tumi that want to test the product at a lower price point for its quality and value proposition.
We believe there is a significant opportunity to grow our store base as we believe both the North American and international markets can support additional company-owned full-price and outlet stores. We opened 27 stores in 2015 and expect to continue to open company-owned stores in the foreseeable future.
E-commerce.    Our direct-to-consumer e-commerce websites operate in North America and Europe. Our online platform and virtual stores are extensions of our brand and points of distribution, serving as informational resources, an important marketing tool and showcase of the brand. During the year ended December 31, 2015, our websites had over thirteen million visits with an average of six pages viewed per visit, a conversion rate of approximately 1% and an average order size of approximately $300.
Indirect-to-Consumer
Wholesale.    In the wholesale setting, we sell to high-end department stores, luggage, travel and business specialty stores, Tumi-branded boutiques, shop-in-shops and duty-free airport retailers. As of December 31, 2015, including partner stores, we had approximately 800 wholesale points of distribution in North America and approximately 1,000 wholesale points of distribution internationally. We continue to focus on point-of-sale efficiency and operations. We have demonstrated that we can increase our wholesale volume through improved assortment management, new product initiatives, careful product presentation, such as branded shop-in-shops, and marketing. By moderating direct investments, streamlining our support and sales activities and improving brand management techniques, we have evolved our wholesale business into a profitable channel with sustainable growth opportunities.
Partner stores.    As of December 31, 2015, we had approximately 175 partner stores, which are owned and operated by local distributors or retailers that purchase Tumi products from the Company through a wholesale arrangement. These locations carry only Tumi products, have the same appearance as company-owned full-price stores and are governed by strict operating guidelines that we dictate with regard to brand presentation. The employees at partner store locations are not our employees but rather those of the distributors or retailers. These stores provide us with a capital efficient format for reaching the global consumer, while maintaining our ability to control the quality of the consumer experience. We partner with numerous distributors and have arrangements to operate partner stores in North America, Australia, Brazil, China, Ecuador, Finland, Greece, Hong Kong and Macau, India, Indonesia, South Korea, various countries in the Middle East, the Philippines, Russia, Singapore and Malaysia, South Africa, Taiwan, Thailand, Turkey, the Ukraine, Ireland and Vietnam. Our distributor in the United Kingdom has rights to distribute our products to wholesale customers in the United Kingdom, with the exception of airport stores in that territory. We monitor our relationships with our partner store operators very closely, requiring stringent adherence to Tumi standards of branding and marketing.
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
Sales personnel
Our sales personnel are responsible for developing the wholesale channels, principally premium department and specialty stores, while ensuring our company-owned and partner stores are maintained and operated according to our guidelines. All company-owned and partner stores are overseen by account executives who regularly visit these locations to ensure that each store environment is brand-enhancing. We have sales offices in New York, Paris, Milan, Hong Kong and Tokyo with employees responsible for covering local accounts and assisting with presentation, training and inventory management within various regions. Our sales force sells directly to consumers and accounts in North America, Japan and Western Europe. Distributors that manage and run our partner stores sell directly to wholesale accounts in the United Kingdom, Russia, Greece, Turkey, South Africa, the Middle East, Australia, Central and South America and the Asia-Pacific region (excluding Japan).
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
Visual merchandising.    With approximately 350 company-owned and partner stores around the world as of December 31, 2015, our store fronts are our primary vehicle to communicate product launches, drive retail store traffic and engage the consumer. Window campaigns, which coincide with product launches, are designed by the corporate visual merchandising team with the help from time to time of external agencies specializing in window design and visual merchandising. These agencies are responsible for the sourcing, production and shipping of the window themes around the world. The campaigns change every four to six weeks depending on the product launch period. The visual merchandising team is also responsible for the interior merchandising of our stores, provides direction for product placement and rotation, orders props and display tools to help improve the lifestyle presentation of the merchandise, and generally enhances our stores’ appearance and environment to be more appealing and enticing to the consumer.
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
Digital Marketing. Digital marketing is primarily employed for driving consumer traffic and conversion on the tumi.com global websites. Digital marketing includes e-mail marketing, paid search, search engine optimization, consumer re-targeting marketing and affiliate marketing. These are all activated for Tumi-aware customers who are actively shopping online for Tumi products. Tumi uses a combination of in-house talent as well as a digital marketing agency to execute these initiatives.
Consumer relationship management.    Consumer relationship management is a growing priority at Tumi, as we have an omni-channel customer who expects to have a channel agnostic relationship with the Tumi brand. With a database of approximately two million names, the mission of our consumer relations team is to expand the database and increase purchase frequency, thereby optimizing the overall lifetime dollar value of each consumer. While privacy concerns and government regulations have made it more difficult to obtain consumer names in traditional retail formats, direct mail, e-mail, and customer service and relationship programs in individual stores present an opportunity to grow our consumer database. We are also working closely with department stores to target consumers and build a database of those who purchase Tumi products in third-party locations. We believe our consumers tend to be loyal collectors of our products, and we believe there are significant opportunities to increase repeat purchases and introduce existing consumers to new product categories.
Product Design and Development
Our products are priced at a premium when compared to many other travel and accessories brands. In order to command such a premium, products are developed to achieve superior levels of design, quality and performance. Our continuing product evolution and industry leadership position is driven by our commitment to innovation, a key principle for a performance and product-driven company. We believe each of our products’ success is the direct outcome of our ongoing product development efforts, including strategic investments in cutting edge tools and dies, which we believe result in superior merchandise that emphasizes quality, function, performance and design. For example, we have introduced several proprietary luggage components and systems such as a patented luggage expansion system and the Fusion Z ballistic nylon material. In the past several years, we have received numerous industry awards. As of December 31, 2015, we maintain a team of approximately 15 in-house design professionals and utilize outside industrial design resources when appropriate. Materials testing in the U.S. and Asia ensures quality as well as compliance with environmental standards. Annually, we make significant investments in tools and materials in order to improve the form and function of our products. Our expenditures for product design and development were $5.9 million, $6.9 million and $5.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Intellectual Property.    Our proprietary designs are protected by over 325 design or mechanical patents, with over 40 additional patents pending. We are in control of the intellectual property used in connection with the design, production, marketing and distribution of our products, both in North America and internationally. We own and maintain worldwide registrations for trademarks in relevant classes of products in most of the countries in which we sell our products. We police our trademarks and patents and pursue infringers both domestically and internationally. We also strategically pursue counterfeiters domestically and internationally through leads generated internally, as well as through our network of business partners around the world. Our material trademarks will remain in existence for as long as we continue to use and renew them on their expiration dates. Our material mechanical and design patents generally have a duration of 20 years and 14 years, respectively, from the date they become effective. The expiration of any of these patents is not expected to have a material adverse effect on our business.
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

•
2014 CFX. A collection of beautifully made, high performance, soft travel bags and accessories. Constructed from the most advanced soft carbon fiber, CFX, is symbolic of Tumi’s heritage of design excellence pushing the boundaries of technical innovation.

•
2015 1975. Founded in 1975, Tumi is proud to celebrate 40 years of design excellence and outstanding product innovation with a collection aptly titled ‘1975’. The 1975 Collection is an exclusive new commemorative collection that embodies the meticulous craftsmanship, technical innovation and functional superiority that Tumi is renowned for and pays homage to its founding year.

•
2015 Larkin. In January 2015, Tumi launched the Larkin Collection—a durable, feminine business collection. The collection is offered in Tumi’s iconic ballistic fabric trimmed in leather geared to the female traveler offering a range of refined and structured silhouettes including totes, backpacks and wheeled and non-wheeled briefs. This season’s ballistic totes, backpacks and briefs are accented with functional and feminine exterior pocket designs. The magnetic lock closure and “Add-a-Bag” functionality are inspired by other collections in the Tumi assortment.

•
2015 Alpha Bravo relaunches. In Fall 2015, the Bravo collection, which includes an assortment of casual and versatile travel, backpacks, business and day bags in Tumi’s iconic ballistic material was relaunched. Upgraded design features include leather trim detailing on the footer of the bags, while new functionalities include a protective pocket to help safeguard delicate essentials. Many styles feature dedicated mobile, tablet and laptop pockets to protect these key devices.

Sourcing, Manufacturing and Logistics
We outsource the manufacture and assembly of all our products, but manage the entire manufacturing process including product design and approval. Our manufacturing team of over 90 full-time employees as of December 31, 2015, located mainly in Asia with a few in the U.S., is responsible for managing contractor relationships, logistics, production oversight, quality control and certain elements of new product development. Additionally, we often specify and procure proprietary raw materials and supervise product assembly and shipping to our distribution facilities. By maintaining both centralized and local control over product development, sourcing and distribution, we believe we are able to protect our proprietary designs and distinct components and ensure that consumers will continue to differentiate our products from those of our competitors.
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
We source all of our manufacturing and assembly functions at approximately 20 third-party Asian manufacturers in China, Vietnam and Thailand. In 2010, we began to manufacture in the Dominican Republic as a sourcing diversification strategy which takes advantage of Caribbean free trade arrangements. This western hemisphere diversification strategy enables a shortened time to market in instances where product sales might otherwise require the utilization of costly airfreight to efficiently serve consumer demand.
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
Our main domestic distribution facility is a company-owned 364,265 square foot operations center in Vidalia, Georgia. The Vidalia facility operates within a free-trade zone established in connection with the port of Savannah, Georgia. We have expanded our German warehousing capabilities to serve our European operations and contracted with a third-party warehousing facility in Thailand to better serve our expanding international operations. In addition, we moved to a larger warehouse space in Thailand to accommodate the robust growth in demand for our goods throughout Asia.
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
Warranty and Repair
The quality and craftsmanship that goes into our products is a critical component of our brand’s appeal. We believe that our after-sales service sets us apart from our competition and contributes to our extremely loyal consumer base. To maintain the highest standards for our after-sales service, we invest several million dollars annually in after-sales service and maintain service facilities around the world. In addition, many basic repairs are completed at the retail store level. In North America, all major repair operations are processed in our Vidalia, Georgia facility where, as of December 31, 2015, approximately 57 highly-trained technicians are capable of repairing or reconstructing a Tumi product, if needed. We also maintain a repair facility in our German customer service center, a Tumi-owned repair center in China and several contract repair service centers in the UK, Asia and the Middle East. The repair and after-sales service organizations provide valuable data to our designers and engineers which enhances our product component and construction evaluation and improvement.
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
Our biggest global competitor in the travel goods category is Rimowa, a German company. We also compete with Samsonite in the EMEA and Asia-Pacific regions. In the premium luggage and bags category, we compete with Bally, Burberry, Dunhill, Ferragamo, Gucci, Louis Vuitton, Montblanc, Porsche and Prada. In the bags category, we also compete with smaller brands in specific markets. In the U.S., our main competitors are Victorinox and Briggs and Riley. In the EMEA region, our key competitors are Mandarina Duck and Piquadro. In the Asia-Pacific region, competition is fragmented. In Japan, our two key competitors are Porter and Ace Brand. We also compete with Coach across the bags and accessories categories.
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
Employees
As of December 31, 2015, we employed 1,577 people, including both full-time and part-time employees. Of these employees, 745 were engaged in North American retail selling positions, 271 were employed in the EMEA region (including retail), 104 were engaged in product development, quality control and sourcing in Asia, 223 were employed at our distribution center in Vidalia, Georgia and 234 were engaged globally in corporate support and administrative functions. None of our employees are represented by a union. We believe that relations with our employees are satisfactory and we have never encountered a strike or significant work stoppage.
Seasonality
Our business is seasonal in nature and as a result, our net sales and working capital requirements fluctuate from quarter to quarter. Our fourth quarter is a significant period for our results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. We expect inventory levels, along with an increase in accounts payable and accrued expenses, to reach their highest levels in anticipation of the increased net sales during this period. In each of 2015 and 2014, fourth quarter net sales represented approximately 31% of our total annual net sales. Operating income in each of the same periods represented approximately 40% of our total annual operating income, respectively.
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
Consumer purchases of discretionary premium items, which include all our products, may be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower, and these risks may be exacerbated for us due to our focus on discretionary premium items. A downturn in the global economy, or in a regional economy in which we have significant sales, could have a material, deleterious effect on consumer purchases of our products, our results of operations and our financial position, and a downturn adversely affecting our affluent consumer base or travelers could have a disproportionate impact on our business. In particular, there continues to be volatility in the European markets and there are no assurances that the European economy will continue to recover. If the European economy weakens or deteriorates, there will likely be a negative effect on our net sales in Europe unless and until economic conditions in that region improve and the prospects of national debt defaults in Europe decline. Further or future downturns may adversely affect traffic at our stores and other retail locations, and at the retail locations of our wholesale customers, and could materially and adversely affect our results of operations, financial position and growth strategy.
A decrease in travel levels could negatively impact sales of our travel goods.
Sales of travel goods, which comprised approximately 41% of our net sales in 2015, are significantly dependent on travel as a driver of consumer demand. The growing “wealth effect” in emerging markets and the growth in low-cost airlines in both developed and emerging economies, among other factors, have contributed to increased travel levels and increased spending on travel goods over the past ten years, which has in turn contributed to our growth. A significant portion of our consumers travel by air, and many of our products are targeted at travelers in general and at air travelers in particular. The travel industry is highly susceptible to certain kinds of events that can depress travel generally and accordingly depress demand for travel and travel-related products, including outbreaks of contagious disease, natural disasters, acts of war, terrorist attacks or other catastrophic events. Additionally, adverse changes in global economic conditions can have a negative effect on business and leisure travel. If the travel industry is impacted, either globally or in any region in which we have significant operations, by events that depress travel levels, sales of our travel goods could decline significantly, which could have a material adverse effect on our results of operations and financial position.
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
From January 1, 2011 through December 31, 2015, we increased our number of company-owned stores from 86 to 177. Our growth strategy depends, in part, on our ability to continue to successfully open and operate new company-owned stores. Such ability depends on many factors, some of which are not in our control, including our ability to:

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
We operate in a global marketplace with approximately 32% of our 2015 net sales from operations outside North America. In addition, international sales growth is a key element of our growth strategy. We are subject to risks associated with our international operations, including:

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
A significant portion of our net revenues and operating cash flows have historically been realized during November and December each year, primarily due to increased retail activity during the holiday seasons, and therefore the fourth quarter factors more significantly into our results for the fiscal year. In 2015, fourth quarter net sales and operating income represented 31% and 40%, respectively, of our annual net sales and operating income. Any disruption in our ability to process, produce and fill customer orders in the fourth quarter could have a negative effect on our quarterly and annual operating results. Additionally, any disruption in our business operations or other factors that could lead to a material shortfall compared with our expectations for the fourth quarter could result in a significant shortfall in net sales and operating cash flows for the full year.
The growth of our business depends on the successful execution of our growth strategy, including our efforts to expand internationally and grow our e-commerce business.
Our current growth strategy depends on our ability to continue to expand geographically in a number of international regions including Asia, Europe and South America. We plan to enter into additional distribution agreements with our partners to open additional points of distribution. These distribution arrangements are contingent upon our partners’ ability to help expand distribution points and open Tumi free-standing shops in defined territories. If our partners do not perform as we expect, we may be required to seek new partners, and the delay this would cause could limit our ability to maintain our growth rate. In addition, we recently expanded into India and Brazil, but barriers to trade, including high tariffs, may depress our earnings potential in those and other markets. Further, the implementation of higher tariffs, quotas or other restrictive trade policies in any international regions in which we operate or seek to operate could adversely affect our ability to maintain our existing, or commence new, international operations, which could have an adverse impact on our growth strategy. We have only recently begun to focus and expand our operations in countries in the Asia-Pacific and Latin American regions, and in many of them we face established competitors. Countries in these regions often have different operational characteristics from the regions in which we are more established, including employment and labor, transportation, logistics, real estate, and local reporting or legal requirements. Further, consumer demand behavior, as well as tastes and purchasing trends, may differ in these countries and, as a result, sales of our products may not be, or may take time to become, successful, and gross margins on those net sales may not be in line with what we currently experience. Our ability to execute our international growth strategy in countries where we have recently begun to focus our operations, or where we are not yet established, depends on our ability to identify, and maintain successful relationships with, local distribution and wholesale partners that have experience working with premium brands, understand local real estate considerations and appreciate regional market demographics, and we may not be able to identify and agree on terms with, or to successfully maintain relationships with, such partners. In those countries, we also face significant competition to attract and retain experienced and talented employees. If our international expansion plans are unsuccessful, our growth strategy and our financial results could be materially adversely affected.
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
Part of our growth strategy is to attract new consumers, including women and younger consumers, to the Tumi brand. If we are unable to attract new consumers, including women and younger consumers, our business and results of operations may be adversely affected as our core consumers’ age increases and levels of travel and purchasing frequency decrease. Initiatives and strategies intended to position our brand to appeal to new and younger consumers may not appeal to our core consumers, and may diminish the appeal of our brand to our core consumers, resulting in reduced core consumer loyalty. If we are unable to successfully appeal to new and younger consumers while maintaining our brand’s premium image with our core consumers, our net sales and our brand image may be adversely affected.
Rapid deterioration of our wholesale customer base could erode our profitability.
Our Indirect-to-Consumer operating segments comprised approximately 46% of our net sales and 55% of our segments’ total operating income in 2015, while our Direct-to-Consumer operating segments comprised approximately 54% of our net sales and 45% of our segments’ total operating income in 2015. Many of our wholesale customers are family-run enterprises that have limited access to capital and undefined succession plans. If these customers reduce or cease operations or close prematurely, we may not be able to replace distribution with our own stores or with other wholesale customers, or we may need to make substantial investments to replace any such lost distribution, and such investments may not be successful. The erosion of our wholesale customer base could have an adverse impact on our cash resources, our gross margins and our overall profitability, adversely impacting our growth plan.
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
Under generally accepted accounting principles, or GAAP, if we determine goodwill or other intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of December 31, 2015, we had goodwill of $142.8 million and other intangible assets of $130.4 million recorded in connection with our acquisition by Doughty Hanson in 2004. Other intangible assets, net consist primarily of brand/trade name, lease value and customer relationships.
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
As of December 31, 2015, we had no borrowings under our amended credit facility and available credit of $69.6 million. Any future indebtedness could have important consequences to the Company, including:

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
In 2015, we spent approximately 3% of our net sales on advertising and promotion expenses. Our marketing strategy depends on our ability to promote our brand’s message utilizing a multi-faceted approach. We use window displays, digital marketing, social media channels and editorial placements to support new product introductions. We also partner with “brand ambassadors” who are featured in our global brand awareness campaign, as well as facilitate and promote exclusive product collaborations with select brands and/or individuals. We typically do not employ traditional advertising channels such as billboards, television and radio. If our marketing efforts are not successful at attracting new consumers and increasing purchasing frequency by our existing consumers, there may be no cost-effective marketing channels available to us for the promotion of our brand. If we increase our spending on advertising, or initiate spending on traditional advertising, our expenses will rise, and our advertising efforts may not be successful. In addition, if we are unable to successfully and cost-effectively employ advertising channels to promote our brand to new consumers and new markets, our growth strategy may be adversely affected.
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
We lease substantially all our facilities and company-owned store locations and lease-related expense is a significant component of our operating expenses, accounting for $39.3 million in 2015. We typically occupy our stores under operating leases with terms of up to ten years. We have been able to negotiate favorable rental rates in the past due in part to the state of the economy; however, in an improving commercial real estate market, we expect rates to increase upon renewal in the near term. Many of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping center does not meet specified occupancy standards. In addition to future minimum lease payments, some of our store leases provide for the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have escalating rent provisions over the initial term and any extensions. As we grow our store base, our lease expense and our cash outlays for rent under lease agreements will increase. Our substantial operating lease obligations could have significant negative consequences, including:

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

Additional sites that we lease may be subject to long-term non-cancellable leases if we are unable to negotiate our current standard lease terms. In the past five years, we have closed 8 stores. If an existing or future store is not profitable and we decide to close it, then we may nonetheless be committed to perform our obligations under the applicable lease, including paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under the lease. Our inability to enter new leases or renew existing leases on acceptable terms or be released from our obligations under leases for stores that we close would, in any such case, affect us adversely.
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
As of December 31, 2015, Doughty Hanson owned approximately 13.4% of our outstanding common stock and controlled approximately 13.4% of the outstanding voting power of our common stock. For so long as Doughty Hanson owns a significant portion of our common stock, Doughty Hanson will be able to exert significant voting influence over us and our significant corporate decisions.
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
We may issue additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market by us or our existing stockholders, or the perception that such sales could occur. We have filed a shelf registration statement on Form S-3 with SEC, registering up to $500,000,000 of our securities, including common stock and preferred stock. In September 2014, the sale of 8,000,000 shares under the shelf registration statement by Doughty Hanson was completed. Remaining availability under the shelf registration statement may be offered and sold by us or our existing stockholders in the future. We may offer, issue and sell the balance in the future. In addition, we filed a registration statement on Form S-8 under the Securities Act to register 6,786,667 shares of our common stock for issuance under the 2012 Long-Term Incentive Plan, or the 2012 Plan (of which 13,955 shares have been issued). As a result, any shares or other equity awards issued under the 2012 Plan, subject to any vesting requirements, will be freely tradable in the public market.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES
The following table sets forth the location, use and size of Tumi’s distribution, corporate and product development facilities as of December 31, 2015. We lease substantially all of our facilities with the leases expiring at various times through 2024, subject to renewal options.

Location	Use	Approximate Square Footage
Vidalia, Georgia	Distribution and consumer service	364,265	(1)
South Plainfield, New Jersey	Corporate and sourcing	47,905
Unna, Germany	Distribution and operations	102,300
New York, New York	Showroom, product development, design and marketing	19,492
Shenzhen and Dongguan, China	Sourcing, lab and repair	13,055
Hong Kong	Sourcing	10,532

(1)	We own one property in Vidalia, Georgia with approximately 364,265 square feet of space. This facility is subject to a security lien in accordance with our amended credit facility.
In addition, we lease spaces in France, Taiwan, and Thailand for sales and sourcing offices and lab and distribution functions, as well as a satellite warehouse in Vidalia, Georgia. We also employ the services of a third-party logistics firm in Thailand to aid distribution in Asia.
As of December 31, 2015, we also leased locations for 115 North American company-owned full price retail stores, 39 North American company-owned outlet stores and 23 company-owned international retail stores, with an aggregate total square footage of 279,627. These leases expire at various times through 2028. In addition, we occasionally lease off-site storage units for some of our retail locations.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the symbol “TUMI.” On February 24, 2016, the closing price of our common stock as reported by the NYSE was $17.99. As of February 24, 2016, we had 20 stockholders of record.
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange:

Period	High	Low
For the first fiscal quarter of 2014 (January 1, 2014 to March 30, 2014)	$24.71	$19.27
For the second fiscal quarter of 2014 (March 31, 2014 to June 29, 2014)	$23.29	$17.55
For the third fiscal quarter of 2014 (June 30, 2014 to September 28, 2014)	$23.75	$19.25
For the fourth fiscal quarter of 2014 (September 29, 2014 to December 31, 2014)	$24.31	$18.77
For the first fiscal quarter of 2015 (January 1, 2015 to March 29, 2015)	$24.45	$20.98
For the second fiscal quarter of 2015 (March 30, 2015 to June 28, 2015)	$25.47	$18.86
For the third fiscal quarter of 2015 (June 29, 2015 to September 27, 2015)	$21.71	$18.00
For the fourth fiscal quarter of 2015 (September 28, 2015 to December 31, 2015)	$18.60	$15.40
Dividend Policy
We have never declared or paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock for the foreseeable future. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. The payment of dividends in the future, if any, will be at the discretion of our board of directors and will depend on such factors as earnings levels, capital requirements, contractual restrictions, including restrictive covenants contained in our amended credit facility, our overall financial condition and any other factors deemed relevant by our board of directors.

Stock Repurchases

On November 4, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $150 million of the Company’s common stock over the next twelve months. Under the program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. The Company expects that purchases will be funded through existing cash on hand, cash from operations, borrowings or a combination of the foregoing. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume and general market conditions. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program may be suspended or discontinued at any time.

The following table sets forth the repurchases of shares of the Company’s common stock during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
September 28, 2015 - November 1, 2015	—	—	—	—
November 2, 2015 - November 29, 2015	—	—	—	—
November 30, 2015 - December 31, 2015	485,400¹	$17.42	485,400	$141,545,653
Total	485,400	$17.42	485,400	$141,545,653
______________
¹ Represents shares repurchased by the Company under the share repurchase program. As of December 31, 2015, the remaining availability under the Company’s share repurchase program was approximately $141.5 million.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected historical consolidated financial information set forth below at December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013 has been derived from our audited consolidated financial statements included elsewhere in this report. The selected historical consolidated financial information at December 31, 2013, 2012 and 2011 and for each of the years ended December 31, 2012 and 2011 has been derived from our audited consolidated financial statements not included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the following information together with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto appearing elsewhere in this report.

	For the years ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
Income Statement Data:
Net sales	$547,655	$527,194	$467,438	$398,551	$329,968
Cost of sales	220,755	221,227	198,593	170,092	140,954
Gross margin	326,900	305,967	268,845	228,459	189,014
Operating expenses:
Selling	33,946	36,447	28,875	24,929	21,957
Marketing	18,565	17,539	17,373	13,713	13,377
Retail operations	127,848	114,752	98,720	81,379	67,465
General and administrative(1)	49,653	43,799	37,514	36,762	25,782
Total operating expenses	230,012	212,537	182,482	156,783	128,581
Operating income	96,888	93,430	86,363	71,676	60,433
Other income (expenses):
Interest expense	(347)	(477)	(733)	(1,392)	(2,423)
Dividend expense on mandatorily redeemable preferred stock and preferred equity interests(2)	—	—	—	(7,892)	(22,857)
Earnings from joint venture investment	411	279	184	845	587
Foreign exchange gains (losses)	427	475	388	(287)	(61)
Other non-operating income (expenses)	74	132	(94)	554	267
Total other income (expenses)	565	409	(255)	(8,172)	(24,487)
Income before taxes	97,453	93,839	86,108	63,504	35,946
Provision for income taxes	34,440	35,830	31,549	26,721	19,354
Net income	$63,013	$58,009	$54,559	$36,783	$16,592
Weighted average common shares outstanding:
Basic(3)	67,852,534	67,867,529	67,866,667	63,304,838	52,536,224
Diluted(3)	67,876,772	67,878,340	67,870,688	63,304,948	52,536,224
Basic earnings per common share(3)	$0.93	$0.85	$0.80	$0.58	$0.32
Diluted earnings per common share(3)	$0.93	$0.85	$0.80	$0.58	$0.32

	For the years ended December 31,
	2015	2014	2013	2012	2011

Other Financial and Operational Data:
Depreciation and amortization (in thousands)	$21,494	$18,156	$14,187	$11,504	$10,089
Number of company-owned stores (at period end)	177	152	130	114	97
Average net sales per square foot(4)	$1,006	$1,082	$1,088	$1,051	$972
Comparable store sales growth (for period)(5)
North America full-price	(1.9)%	3.7%	0.2%	6.8%	22.2%
North America outlet	1.9%	7.8%	10.5%	15.3%	17.2%
North America e-commerce	(9.5)%	27.1%	19.9%	33.5%	34.0%
International, excluding e-commerce (in Euros)	13.7%	16.8%	12.9%	15.4%	10.8%
International e-commerce (in Euros)	25.1%	30.9%	10.4%	55.9%	58.8%
Consolidated Balance Sheet Data (at period end; in thousands):
Cash and cash equivalents	$94,632	$52,796	$37,613	$36,737	$32,735
Working capital(6)	$73,168	$61,421	$53,362	$44,536	$33,968
Total assets	$611,944	$551,310	$506,487	$469,241	$446,341
Long-term debt (including current portion)	$—	$—	$8,000	$45,000	$64,000
Mandatorily redeemable preferred stock and preferred equity interests(2)	$—	$—	$—	$—	$251,429
Total liabilities	$131,098	$124,427	$138,489	$158,156	$427,624
Total stockholders’ equity	$480,846	$426,883	$367,998	$311,085	$18,717

(1)
General and administrative expenses includes warranty and repair costs, product design and development costs, warehousing and distribution costs, amortization of customer list and other general operating expenses. Included in 2012 is the special cash bonus paid to the CEO in connection with the IPO of $5.5 million.

(2)
In connection with the IPO in April 2012, the Company repurchased all of its mandatorily redeemable Series A preferred stock, par value $0.01, and all of its preferred equity interest units. This included 77,500 shares of Series A preferred stock, with a subscription price of $77,500,000, and 50,000 preferred equity interest units, with a subscription price of $50,000,000.

(3)	Gives effect to the 101.200929-for-1 common stock split effected on April 4, 2012 and the 1.037857-for-1 common stock split effected April 19, 2012.

(4)	Represents company-owned stores only. Average net sales per square foot is calculated using net sales for the last twelve months for all stores opened for the full twelve months.

(5)
Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2015 will not impact the comparable store comparison until January 1, 2017. Additionally, temporary store closings, store expansions and store relocations are excluded from the comparable store base under most circumstances.

(6)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term debt).

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
Executive Overview
We are a leading, growing, global, premium lifestyle brand whose products offer superior quality, durability and innovative design. We offer a comprehensive line of travel and business products and accessories in multiple categories. We design our products for, and market our products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status of Tumi products. We sell our products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. We have approximately 2,000 points of distribution in over 75 countries, and our global distribution network is enhanced by the use of our three logistics facilities located in the United States, Europe and Asia. We design our products in our U.S. design studios and selectively collaborate with well-known, international, industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based principally in Asia, many of which are longtime suppliers, and the Caribbean.
Since 2011, we have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales have grown from $330.0 million in 2011 to $547.7 million in 2015, representing a compound annual growth rate of 14%. This increase in net sales resulted primarily from an increase in the number of our company-owned stores from 86 as of January 1, 2011 to 177 as of December 31, 2015, as well as an increase in average net sales per square foot in company-owned stores from $972 for the year ended December 31, 2011 to $1,006 for the year ended December 31, 2015, as well as growth in our e-commerce business and international wholesale sales. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have increased our focus on our women’s line, which we estimate has grown from representing approximately 11% of our net sales in 2011 to approximately 14% of our net sales in 2015, and on increasing our overall online presence, for which net sales have more than doubled from 2011 to 2015. Since 2011, Direct-to-Consumer e-commerce net sales per fiscal year have ranged from 13% to 15% of total Direct-to-Consumer net sales.
In recent years, the travel products industry has seen a trend in consumer preferences towards lighter-weight luggage and travel accessories, as well as merchandise that makes mobile computing and communication more convenient. In light of these trends, we have developed products that fulfill those identified needs, such as our Vapor-Lite and Tegra-Lite lines. We have also developed a variety of mobile electronic accessories designed for frequent travelers. We estimate that the accessories category represents approximately 14% of our net sales in 2015. Additionally, we have seen an increase in the relative percentage of our net sales derived from our premium product line and updates of our core product line, and a decrease in the relative percentage of our net sales derived from our legacy core product line in recent years.
We believe there is a significant opportunity to continue to expand our store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestige street venues. We opened 27 new company-owned stores in the year ended December 31, 2015. We currently expect to continue to open company-owned stores, both in North America and internationally, in the foreseeable future. Most of the locations we have identified for new company-owned stores are for full-price stores, while the remaining locations are for outlet stores. We also believe there are opportunities to open additional stores in airport locations as well as luxury casinos.
We believe we have the capacity to increase our Indirect-to-Consumer net sales, both in North America and internationally. In particular, we plan to continue to grow in key Asian markets, particularly China. Currently, more than 20%

of our net sales in the Asia-Pacific region are to Japan, with Greater China and South Korea being the next largest contributors. Additionally, Indirect-to-Consumer net sales in the Asia-Pacific region have increased more than 70% in the past five years. We also plan to increase the number of wholesale doors in key European markets including, Germany, France and the United Kingdom, and to expand wholesale distribution in Central and South America, while also expanding our product portfolio offered in existing wholesale doors. We believe there is also significant opportunity to open additional points of distribution in airport locations in many of these regions. In North America, we expect to grow net sales by increasing our wholesale door presence, expanding our accessories business in department stores, targeting the assortment of products available to third party e-commerce providers and increasing penetration of the Canadian market through department stores, specialty stores, e-commerce sales and new distribution partners. Since 2011, Indirect-to-Consumer net sales have increased in EMEA, the Asia-Pacific region, North America and Central and South America.
We generally expect the payback of our investment in a new company-owned store to occur in less than two and a half years. Over the long-term, we also believe we can increase our average net sales per square foot by continuing to improve store efficiency. Our new product development efforts help drive store traffic while our retail performance maximization program and associate training efforts contribute to improved store efficiency. Over the long-term, we also believe we can increase our net sales by capitalizing on our flexible distribution model. We will continue to look for ways to improve our capital efficiency in both current and new markets in the future.

Key Performance Indicators

Key performance indicators that we use to manage our business and evaluate our financial results and operating performance are average net sales per square foot and “constant currency” performance measures.

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

While average net sales per square foot have increased over time, in the current year average net sales per square foot decreased by approximately $76, or 7%, to $1,006 as of December 31, 2015 from $1,082 as of December 31, 2014. This decrease was primarily due to negative overall comparable store sales in the year ended December 31, 2015, as well as the addition of several large but less mature stores to the square footage base during the year ended December 31, 2015.

We also refer to certain financial metrics on a “constant currency” basis so that the business results can be viewed without the impact of translating foreign currencies into U.S. dollars and the impact of currency rate changes on foreign currency denominated transactions, thereby facilitating period-to-period comparisons of our business performance. Generally, when the dollar either strengthens or weakens against other currencies, metrics at constant currency rates or adjusting for currency will be higher or lower than results reported at actual exchange rates.

“Constant currency” performance measures are not measures presented in accordance with U.S. GAAP. Undue reliance should not be placed on these measures as our only measures of operating performance. Constant currency performance measures have limitations as analytical tools. When assessing our operating performance, investors should not use constant currency performance measures in isolation or as substitutes for operating income, net income or net sales.

Reconciliation of Constant Currency Financial Measures
(In thousands, except per share data)
	For the years ended December 31,
	2015		2014	% Change
	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Net sales	$547,655	$562,503	$527,194	3.9%	6.7%
Operating income	$96,888	$100,987	$93,430	3.7%	8.1%
Operating income margin	17.7%	18.0%	17.7%
Net income	$63,013	$65,438	$58,009	8.6%	12.8%
Diluted earnings per share	$0.93	$0.96	$0.85	8.6%	12.8%
_________________________________________________________________
Constant currency amounts exclude both the impact of translating foreign currencies into U.S. dollars and the impact of currency rate changes on foreign currency denominated transactions.
Our Operating Segments
We evaluate operating performance based on net sales and operating income in four operating segments.
Direct-to-Consumer North America
As of December 31, 2015, we sold our products directly to consumers through a network of 154 company-owned retail stores consisting of full-price stores and outlet stores strategically positioned in high-end retail malls or street venues. We also sell our products directly to consumers through our e-commerce website.
Direct-to-Consumer International
As of December 31, 2015, we sold directly to consumers through a network of 23 company-owned full-price and outlet stores in high-end street venues and select malls in international locations. We also sell our products directly to consumers through our international e-commerce websites.
Indirect-to-Consumer North America
As of December 31, 2015, we sold to wholesale customers in North America through approximately 800 doors, including specialty luggage retailers, prestige department stores and business-to-business channels. Many of our wholesale customers also operate their own e-commerce websites through which they sell our products. Our products are also sold in partner stores, which are owned and operated by local distributors or retailers that purchase Tumi products from the Company through a wholesale arrangement. These locations carry only Tumi products and are governed by strict operating guidelines that we dictate with regard to brand presentation. The employees at partner store locations are not our employees but rather those of the distributors or retailers.
Indirect-to-Consumer International
As of December 31, 2015, we sold our products to international wholesale customers through approximately 1,000 doors, approximately 55% of which are in the EMEA region, 40% of which are in the Asia-Pacific region, and 5% of which are in Central and South America. We have distribution channels in Australia, China, Europe, Hong Kong, the Middle East, South Africa, Japan, South Korea, Southeast Asia and Taiwan, among others. Our products are also sold in partner stores, which are owned and operated by local distributors or retailers that purchase Tumi products from the Company through a wholesale arrangement. These locations carry only Tumi products and are governed by strict operating guidelines that we dictate with regard to brand presentation. The employees at partner store locations are not our employees but rather those of the distributors or retailers.We also operate concessions in department stores throughout Europe and the Middle East. Many of our wholesale customers also operate their own e-commerce websites through which they sell our products.
Certain corporate expenses are not specifically allocated to individual operating segments, such as product design and development and certain general and administrative costs, as well as certain marketing, warehouse and other expenses.

For an explanation of the financial statement components discussed in this section, see “—Financial Statement Components” and Note 1 to our audited consolidated financial statements.
Results of Operations
The following table sets forth consolidated operating results and other operating data for the periods indicated:
Operating results

	For the years ended December 31,
	2015	2014	2013
	(In thousands)
Net sales	$547,655	$527,194	$467,438
Cost of sales	220,755	221,227	198,593
Gross margin	326,900	305,967	268,845
Operating expenses
Selling	33,946	36,447	28,875
Marketing	18,565	17,539	17,373
Retail operations	127,848	114,752	98,720
General and administrative	49,653	43,799	37,514
Total operating expenses	230,012	212,537	182,482
Operating income	96,888	93,430	86,363
Other income (expenses)
Interest expense	(347)	(477)	(733)
Earnings from joint venture investment	411	279	184
Foreign exchange gains	427	475	388
Other non-operating income (expenses)	74	132	(94)
Total other income (expenses)	565	409	(255)
Income before income taxes	97,453	93,839	86,108
Provision for income taxes	34,440	35,830	31,549
Net income	$63,013	$58,009	$54,559

Percentage of net sales

	For the years ended December 31,
	2015	2014	2013
Net sales	100%	100%	100%
Cost of sales	40%	42%	42%
Gross margin	60%	58%	58%
Operating expenses
Selling	6%	7%	6%
Marketing	3%	3%	4%
Retail operations	23%	22%	21%
General and administrative	9%	8%	8%
Total operating expenses	42%	40%	39%
Operating income	18%	18%	18%
Other income (expenses)
Interest expense	—%	—%	—%
Earnings from joint venture investment	—%	—%	—%
Foreign exchange gains	—%	—%	—%
Other non-operating income (expenses)	—%	—%	—%
Total other income (expenses)	—%	—%	—%
Income before income taxes	18%	18%	18%
Provision for income taxes	6%	7%	7%
Net income	12%	11%	12%
____________________________________________
*The percentages in the above table may not foot due to rounding.

The following tables summarize the number of company-owned stores open at the beginning and the end of the periods indicated:

Direct-to-Consumer North America
	For the years ended December 31,
	2015	2014	2013
Number of stores open at beginning of period	133	114	99
Stores opened	22	21	16
Stores closed	(1)	(2)	(1)
Number of stores open at end of period	154	133	114

Direct-to-Consumer International
	For the years ended December 31,
	2015	2014	2013
Number of stores open at beginning of period	19	16	15
Stores opened	5	4	1
Stores closed	(1)	(1)	—
Number of stores open at end of period	23	19	16

Year ended December 31, 2015 compared with the year ended December 31, 2014
Net sales
The following table presents net sales by operating segment for the year ended December 31, 2015 compared with the year ended December 31, 2014.

	2015	2014	% Change
	(dollars in thousands)
Direct-to-Consumer North America	$262,185	$243,142	8%
Direct-to-Consumer International	32,264	28,265	14%
Indirect-to-Consumer North America	108,074	111,191	(3)%
Indirect-to-Consumer International	145,132	144,596	<1%
Total	$547,655	$527,194	4%

Net sales increased $20.5 million, or 4%, to $547.7 million in 2015 from $527.2 million in 2014. On a constant currency basis, net sales increased 7%. The increase in net sales was due principally to an increase in volume resulting from new store openings in our Direct-to-Consumer segments. There were 27 new stores opened, 2 store relocations, 5 store renovations and 2 store closures during the year ended December 31, 2015. New stores opened during the year contributed to approximately 60% of the overall sales growth experienced from the year ended December 31, 2014 to the year ended December 31, 2015. This increase was partially offset by negative comparable store sales in the year ended December 31, 2015. There continued to be positive response to our Alpha Bravo collection, which re-launched during the second quarter of 2015, and the roll out of our Voyageur collection, which re-launched during the fourth quarter of 2014. We also saw growth in sales in our women’s category as well as our premium product collection. Additionally, net sales were negatively impacted during the period as we did not anniversary our legacy Alpha promotion and concurrent introduction of our re-launched Alpha Travel Collection (Alpha 2), both of which benefited sales during 2014. Weaker traffic trends in our Direct-to-Consumer North America segment and the impact of the strengthening U.S. dollar on our EMEA wholesale and retail businesses also had a negative effect on sales.
Net sales attributable to the Direct-to-Consumer North America segment experienced an 8% increase for the year ended December 31, 2015 as compared with the year ended December 31, 2014. Of the 27 new stores opened during 2015, 22 were in the North America segment and contributed to approximately 56% of the net sales growth in the Direct-to-Consumer North America segment from the year ended December 31, 2014 to the year ended December 31, 2015. This increase was largely offset by a decrease in comparable store sales due in part to a decline in our overall traffic patterns. During the year ended December 31, 2014, we re-launched our Alpha 2 collection while liquidating our legacy Alpha products, which drove traffic to our full-price stores as well as conversion on our e-commerce platform. Overall, North America comparable store sales decreased 2.3% for the period. North America full-price comparable store sales decreased 1.9%, North America outlet comparable store sales increased 1.9% and our North America e-commerce sales decreased 9.5%.
Net sales attributable to the Direct-to-Consumer International segment experienced a 14% increase for the year ended December 31, 2015 as compared with the year ended December 31, 2014. Of the 27 new stores opened during 2015, 5 were in Europe and comprised approximately 39% of the net sales growth in the Direct-to-Consumer International segment from the year ended December 31, 2014 to the year ended December 31, 2015. This increase was partially offset by a decrease in comparable store sales during the year ended December 31, 2015, which was due to the translation effect the strengthening of the U.S. dollar had on our sales denominated in Euros. Overall, our international comparable store sales decreased 3.9% (increased 14.9% in Euros) for the period. Our international full-price comparable store sales were down 6.9% (up 11.3% in Euros) and outlet comparable store sales were down 3.2% (up 15.7% in Euros). Our international e-commerce sales increased 4.7% (increased 25.1% in Euros).
Overall, comparable store sales for all Direct-to-Consumer channels decreased 2.5% globally for the year ended December 31, 2015 as compared with the year ended December 31, 2014. On a constant currency basis, comparable store sales decreased 0.8%.
Net sales attributable to the Indirect-to-Consumer North America segment decreased 3% for the year ended December 31, 2015 as compared with the year ended December 31, 2014. Our Indirect-to-Consumer North America net sales have been negatively impacted by our decision to limit our special markets business in an effort to reduce the incidences of product diversion and trans-shipping abuses that have become a more common occurrence in Asia, particularly in Japan and Korea, where the Tumi brand is becoming increasingly popular. Certain special markets customers have been a source of unauthorized product diversion in the past. While difficult to assess the financial impact of trans-shipping, we believe that it is damaging to the brand image in these emerging markets. In addition, we experienced a decline in sales to our specialty stores due to a decline in the number of our specialty store accounts as well as the discontinuation of our T-Tech line in 2014. We also experienced weaker sales within our Canadian wholesale business where we believe the strengthening U.S. dollar has had a dampening effect on the replenishment of our wholesalers’ orders during the year ended December 31, 2015.
Net sales attributable to the Indirect-to-Consumer International segment increased less than 1% for the year ended December 31, 2015 as compared with the year ended December 31, 2014. In our EMEA region, strong sales growth in local currency has been negatively impacted by the adverse effect the strengthening U.S. dollar has had on our wholesale business. In our Asia-Pacific region, while we continue to see a positive response to the re-launch of our Alpha Bravo collection, sales in South Korea were negatively impacted by the MERS virus outbreak. In addition, sales in mainland China and Hong Kong were negatively impacted by the slow down of the Chinese economy.
Cost of sales
Cost of sales decreased by $0.5 million, or 0.2%, to $220.8 million for the year ended December 31, 2015 as compared to $221.2 million for the year ended December 31, 2014. In addition, gross margin increased by $20.9 million, or 6.8%, to $326.9 million for the year ended December 31, 2015 as compared to $306.0 million for the year ended December 31, 2014. The decrease in cost of sales, despite the increase in sales, was largely driven by a shift in channel mix from wholesale to retail, as well as a change in product mix during the year ended December 31, 2015.
Gross margin as a percentage of net sales is dependent upon a variety of factors including changes in relative sales mix among distribution channels, changes in the mix of product sold, the timing and level of promotional activities, fluctuations in foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross margin as a percentage of net sales to fluctuate from year to year. Gross margin as a percentage of net sales was 59.7% for the year ended December 31, 2015 and 58.0% for the year ended December 31, 2014. The increase was primarily attributable to our decision to be less promotional during the year ended December 31, 2015. In addition, we saw a shift in channel mix from wholesale to retail, as retail sales represented approximately 53.8% of total sales for the year ended December 31, 2015 compared to 51.5% in the year ended December 31, 2014, as well as a shift in product mix. We continue to expand our retail footprint as part of our long-term growth strategy and we have opened 27 new stores during the year ended December 31, 2015. We typically realize higher gross margins in our retail business as compared to our wholesale business.
Selling expense
Selling expense decreased by $2.5 million, or 6.9%, to $33.9 million for the year ended December 31, 2015 as compared to $36.4 million for the year ended December 31, 2014. This decrease was primarily driven by $1.2 million in savings from the cost reduction actions taken in the first quarter of 2015 as well as savings in other personnel related costs such as travel expenses, incentive compensation and commissions.
Marketing expense
Marketing expense increased by $1.0 million, or 5.8%, to $18.6 million for the year ended December 31, 2015 as compared to $17.5 million for the year ended December 31, 2014. The increase in marketing expense was primarily due to an increase in digital marketing during 2015. This was partially offset by the elimination of catalog mailings and a reduction in product launch promotional activity.
Retail Operations expense
Retail operations expense increased by $13.1 million, or 11.4%, to $127.8 million for the year ended December 31, 2015 as compared to $114.8 million for the year ended December 31, 2014. The increase in retail operations expense was driven primarily by the opening of 27 new stores during the year ended December 31, 2015. In addition, we recorded an impairment charge of $0.8 million related to one of our retail locations in Europe during the year ended December 31, 2015.
General and administrative expense
General and administrative expense increased by $5.9 million, or 13.4%, to $49.7 million for the year ended December 31, 2015 as compared to $43.8 million for the year ended December 31, 2014. The increase in general and administrative expense was primarily driven by the additional costs resulting from our decision to eliminate redundancies, streamline processes, and leverage fixed costs within certain selling, general and administrative functions. Of these severance and termination costs, approximately $1.0 million were included in general and administrative expenses in the year ended December 31, 2015. In addition, during 2015, we incurred approximately $1.4 million for business development activities, including the acquisition of Tumi Japan. We also increased our after sales service expense by approximately $1.0 million and incurred costs of approximately $0.8 million relating to tax planning for our Asian sourcing operations.

Operating income
The following table presents operating income (loss) by operating segment for the year ended December 31, 2015 compared with the year ended December 31, 2014.

	2015	2014	% Change
	(dollars in thousands)
Direct-to-Consumer North America	$71,932	$69,871	3%
Direct-to-Consumer International	3,357	2,793	20%
Indirect-to-Consumer North America	44,005	41,213	7%
Indirect-to-Consumer International	48,488	45,291	7%
Non-allocated corporate expenses	(70,894)	(65,738)	(8)%
Total	$96,888	$93,430	4%

Operating income increased $3.5 million, or 4%, to $96.9 million in 2015 from $93.4 million in 2014. On a constant currency basis, operating income increased 8%. Our operating segments have benefited from continued growth in most segments, principally volume related, store openings in the Direct-to-Consumer segments, and strong performance in our Asia-Pacific region, partially offset by negative comparable store performance as well as higher retail operations expenses related to the cost of new store openings in 2015. Historically, company-owned store operating margins generally strengthen after their first year of operation. Additionally, our higher operating expenses for the year ended December 31, 2015 include additional costs resulting from our decision to eliminate redundancies, streamline processes, and leverage fixed costs within certain selling, general and administrative functions. In this regard, the Company reduced headcount and incurred related severance and termination costs in the amount of approximately $2.5 million during the year ended December 31, 2015.

Operating income attributable to the Direct-to-Consumer North America segment experienced a 3% increase for the year ended December 31, 2015 as compared with the year ended December 31, 2014. This was primarily due to growth from 22 new stores opened during the year ended December 31, 2015, partially offset by a decline in comparable store sales during 2015.

Operating income attributable to the Direct-to-Consumer International segment experienced a 20% increase for the year ended December 31, 2015 as compared with the year ended December 31, 2014. This increase was primarily due to the sales growth from our new flagship store on Regent Street in London, which opened during 2014, as well as growth in our international e-commerce business. This was partially offset by a decline in comparable store sales, which was due to the translation effect the strengthening of the U.S. dollar had on our sales denominated in Euros, as well as an impairment charge of $0.8 million related to one of our retail locations in Europe.

Operating income attributable to the Indirect-to-Consumer North America segment experienced a 7% increase for the year ended December 31, 2015 as compared with the year ended December 31, 2014. This increase was driven by higher gross margins due to less promotional activity during the year ended December 31, 2015, largely offset by a decrease in sales to specialty stores and our special markets business.

Operating income attributable to the Indirect-to-Consumer International segment experienced a 7% increase for the year ended December 31, 2015 as compared with the year ended December 31, 2014. This increase was primarily due to an increase in gross margin dollars realized during the year ended December 31, 2015, particularly in our Asia-Pacific region, as well as improved operating expense leverage in 2015.
Non-allocated corporate expenses increased 8% for the year ended December 31, 2015 as compared with the year ended December 31, 2014. This increase was primarily due to our decision to eliminate redundancies, streamline processes, and leverage fixed costs within certain selling, general and administrative functions. Of the aforementioned severance and termination costs, approximately $1.9 million were included in non-allocated corporate expenses in the year ended December 31, 2015. In addition, during 2015, we incurred approximately $1.4 million for business development activities, including the acquisition of Tumi Japan. We also increased our after sales service expense by approximately $1.0 million and incurred additional costs of approximately $0.8 million relating to tax planning for our Asian sourcing operations.
Operating margin remained consistent at 18% for the years ended December 31, 2015 and 2014, as the previously mentioned severance and termination costs related to our cost reduction program, as well as retail operations expense for new stores opened during 2015, offset some of our fixed cost leverage. Operating margin was positively impacted by an increase in sales and gross margin dollars realized due primarily to our decision to be less promotional, a shift in channel mix from wholesale to retail and a shift in product mix during the year ended December 31, 2015.
Other income and expense
Total other income, net increased $0.2 million, or 38%, to $0.6 million in 2015 from $0.4 million in 2014. This was mainly driven by an increase in earnings from our joint venture during the year ended December 31, 2015.
Income tax expense
Provision for income taxes decreased $1.4 million, or 4%, to $34.4 million in 2015 from $35.8 million in 2014, due primarily to a lower effective tax rate for the year ended December 31, 2015. The change in the effective tax rate was largely driven by the mix in foreign and domestic source pre-tax income for the year ended December 31, 2015.
Net income
Net income increased $5.0 million, or 9%, to $63.0 million in 2015 from $58.0 million in 2014. This increase was primarily driven by the increase in gross margin dollars realized as well as a lower effective tax rate, partially offset by the aforementioned increase in retail operations expense for new stores opened during 2015.
Basic and diluted weighted average shares outstanding for the years ended December 31, 2015 and 2014 were 67.9 million shares. Basic and diluted EPS was $0.93 per common share for the year ended December 31, 2015 versus $0.85 per common share for the year ended December 31, 2014.

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
Cost of sales
Cost of sales increased by $22.6 million, or 11.4%, to $221.2 million for the year ended December 31, 2014 as compared to $198.6 million for the year ended December 31, 2013. In addition, gross margin increased by $37.1 million, or 13.8%, to $306.0 million for the year ended December 31, 2014 as compared to $268.8 million for the year ended December 31, 2013. The increase in cost of sales and gross margin dollars was driven by the 13% increase in net sales.
Gross margin as a percentage of net sales is dependent upon a variety of factors including changes in relative sales mix among distribution channels, changes in the mix of product sold, the timing and level of promotional activities, fluctuations in foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross margin as a percentage of net sales to fluctuate from year to year. Gross margin as a percentage of net sales was 58.0% for the year ended December 31, 2014 and 57.5% for the year ended December 31, 2013. The increase was primarily attributable to a shift in channel mix from wholesale to retail. We continue to expand our retail footprint as part of our long-term growth strategy and we opened 25 new retail stores in 2014. We typically realize higher gross margins in our retail business as compared to our wholesale business, and as retail becomes a relatively greater percentage of our sales we would expect that shift in our sales mix to have a positive impact on gross margin.
Selling expense
Selling expense increased by $7.6 million, or 26.2%, to $36.5 million for the year ended December 31, 2014 as compared to $28.9 million for the year ended December 31, 2013. Of the increase in selling expense, $2.6 million was attributed to the cost of our human resource base, particularly driven by the Company’s investment in product management and selling personnel in the Asia-Pacific region and $0.6 million was attributable to additional rent expense related to expansion of our New York and Hong Kong offices. In addition, $2.6 million of the increase in selling expense was driven by depreciation related to the Company’s increase in brand presentation investments across our distribution network.
Marketing expense
Marketing expense increased by $0.2 million, or 1.0%, to $17.5 million for the year ended December 31, 2014 as compared to $17.4 million for the year ended December 31, 2013. The increase in marketing expense was primarily driven by an increase in digital marketing spend during 2014.
Retail Operations expense
Retail operations expense increased by $16.0 million, or 16.2%, to $114.8 million for the year ended December 31, 2014 as compared to $98.7 million for the year ended December 31, 2013. The increase in retail operations expense was driven primarily by the opening of 25 new stores in 2014 and the incremental investment of approximately $1.2 million in human resources and third party services required to support the transition of our web stores to a more insourced model.
General and administrative expense
General and administrative expense increased by $6.3 million, or 16.8%, to $43.8 million for the year ended December 31, 2014 as compared to $37.5 million for the year ended December 31, 2013. The increase in general and administrative expense was primarily driven by an increase in after sales service costs of approximately $1.0 million, an increase in our warehousing costs of approximately $0.6 million, investment of approximately $1.5 million in our legal and finance resources as well as related outside service fees to help accommodate our growth, and investment in product design and creative talent of approximately $0.9 million.

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
Seasonality
Our business is seasonal in nature and as a result, our net sales and working capital requirements fluctuate from quarter to quarter. Our fourth quarter is a significant period for our results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. We expect inventory levels, along with an increase in accounts payable and accrued expenses, to reach their highest levels in anticipation of the increased net sales during this period. In each of 2015 and 2014, fourth quarter net sales represented approximately 31% of our total annual net sales. Operating income in each of the same periods represented approximately 40% of our total annual operating income.
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
Cash and cash equivalents
At December 31, 2015, 2014 and 2013, we had cash and cash equivalents of $94.6 million, $52.8 million and $37.6 million, respectively. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.
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
We generated cash flows from operations of $81.4 million and $60.5 million during the years ended December 31, 2015 and December 31, 2014, respectively. The principal reason for this increase was an improvement in working capital, as well as higher net income during the year ended December 31, 2015.

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
Cash used for capital expenditures was $30.8 million and $36.6 million for the years ended December 31, 2015 and 2014, respectively. The principal drivers for this decrease were the investment in our Regent Street, London store and the expansion of our New York showroom and New Jersey office space in 2014. Capital expenditures for the year ended December 31, 2016 are expected to be in the range of $23.0 million to $28.0 million.

Cash used for capital expenditures was $36.6 million and $25.4 million for the years ended December 31, 2014 and 2013, respectively. The increase was due principally to the investment in our insourced web platform and stores opened or renovated during 2014 as well as stores expected to open in the first quarter of 2015.
Financing activities
Cash flows used for financing activities was $8.5 million and $8.0 million for the years ended December 31, 2015 and 2014, respectively. Financing activities in 2015 consisted of the repurchase of shares of our outstanding common stock under the share repurchase program.

Cash flows used for financing activities was $8.0 million and $37.0 million for the years ended December 31, 2014 and 2013, respectively. The decrease was mainly attributable to lower repayments of bank debt during the year ended December 31, 2014, during which the balance outstanding was paid in full.
Amended credit facility
The Amended Credit Facility consolidated the term loan facility and the revolving credit facility previously provided in the Company’s former debt facility with Wells Fargo into a single $70,000,000 senior secured revolving credit facility, with Wells Fargo as the sole lender, and extended the maturity of the facility until April 4, 2017. The Amended Credit Facility includes a letter of credit sublimit not to exceed $5,000,000.
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
As of December 31, 2015 and December 31, 2014, the Company had no balance outstanding under the Amended Credit Facility. Letters of credit outstanding totaled $384,000 and $286,000 at December 31, 2015 and 2014, respectively, and accordingly, the unused portion of the facility was $69,616,000 and $69,714,000, respectively. The fee for the unused portion of the facility was $105,000 and $104,000 for the years ended December 31, 2015 and 2014, respectively.
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
Share Repurchase Program

On November 4, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $150 million of the Company’s common stock over the next twelve months. Under the program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. The Company expects that purchases will be funded through existing cash on hand, cash from operations, borrowings or a combination of the foregoing. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume and general market conditions. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program may be suspended or discontinued at any time.

During the fourth quarter of 2015, the Company repurchased 485,400 shares of its outstanding common stock at an average price of $17.42 per share for a total of approximately $8,454,000. As of December 31, 2015, the remaining availability under the Company’s share repurchase program was approximately $141,546,000. All repurchased shares of common stock have been accounted for as treasury stock at cost.

Acquisition of Japanese Joint Venture

On November 4, 2015, the Company announced that it had entered into an agreement to acquire the remaining 50% stake in its Japanese joint venture, Tumi Japan, from its partners, for a purchase price of 521 million yen (approximately $4.3 million). Tumi Japan operates a network of 13 Tumi stores, an e-commerce website, and distributes Tumi products across an additional 150 points of sale in Japan. The Company funded the acquisition through cash on-hand and the transaction closed during the first quarter of 2016.

Contractual Obligations
The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements and debt obligations, and under contingent commitments as of December 31, 2015:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Minimum lease payments(1)	$38.9	$71.3	$62.2	$103.9	$276.3
Purchase obligations(2)	59.1	—	—	—	59.1
Total	$98.0	$71.3	$62.2	$103.9	$335.4

(1)
Our store leases generally have initial lease terms of 10 years and include renewal options upon substantially the same terms and conditions as the original lease. We had no material construction commitments for leasehold improvements at December 31, 2015, 2014 and 2013, respectively.

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
Revenue recognition
Revenue is generated from the sale of our products and is classified as “net sales” in our consolidated statements of operations. We recognize revenue in our Direct-to-Consumer segments, including e-commerce, when inventory is received by the customer and the related title passes. Revenue related to concession and consignment locations is recognized when inventory is received by the end customer and the related title passes. In our Indirect-to Consumer segments (which includes wholesale arrangements), revenue related to partner stores, shop-in-shops and Tumi-defined corners, each of which is owned and operated by an independent third-party wholesaler, is recognized when inventory is in possession of the wholesale customers or their appointed carriers, at which point the related title passes. Provisions for discounts, rebates to customers and returns are recorded as a reduction of net sales in the same period as the related sale. Revenue associated with gift cards is recognized upon redemption. Determining our provision for discounts, rebates and returns requires significant judgment based on historical information and estimates of future activity.
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

Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including intangible assets. Indefinite-lived intangible assets consist of brand/trade name. Goodwill and brand/trade name are not being amortized in accordance with the provisions of the FASB’s guidance, which requires these assets to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment testing date is the first day of our fourth quarter. No impairment was recognized in the years ended December 31, 2015, 2014 and 2013.
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

Recently Issued Accounting Pronouncements

As discussed in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K, we have considered all new accounting pronouncements and have concluded that there are no new pronouncements that we expect to have a material impact on our results of operations, financial condition, or cash flows, based on current information.
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

Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2015 will not impact the comparable store comparison until January 1, 2017. Additionally, temporary store closings, store expansions and store relocations are excluded from the comparable store base under most circumstances. There may be variations in the way in which some of our competitors and other retailers calculate comparable or “same store” sales. As a result, data in this Annual Report on Form 10-K regarding our comparable store sales may not be comparable with similar data made available by other companies.
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
Retail operations.    Retail operations expenses include occupancy and staffing costs associated with our company-owned stores, store depreciation expense, costs for our e-commerce websites, depreciation on point-of-sale fixtures, travel and entertainment, meetings and seminars, insurance and other related administrative costs and expenses.
General and administrative.    General and administrative expenses consist of product development costs related to tools, dies, design and travel; warehousing and distribution costs; costs associated with running our global distribution network such as occupancy and employment expenses; costs associated with warranty and after-sales service such as employee and repair-related expenses and warranty claims; employee-related costs associated with our executive, finance, information technology, legal and human resource functions; costs associated with our corporate headquarters and product showrooms; and legal, tax and accounting fees.
Operating income
Operating income consists of gross margin less operating expenses, and excludes other income and expenses (i.e., non-operating income and expenses).
Other income (expenses)
Interest expense.    Interest expense consists of interest payments made pursuant to our amended credit facility with, among others, Wells Fargo, as well as amortization of deferred financing costs, net of minimal interest income.
Earnings from joint venture investment.    Earnings from joint venture investment relate exclusively to Tumi Japan, a joint venture (corporation) in which we held a 50% interest and which sells Tumi products in 13 retail stores and to various high-end wholesale customers in Japan. During the first quarter of 2016, we completed our acquisition of the remaining 50% stake in Tumi Japan.
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
Foreign currency exchange risk
Although the majority of our international net sales are billed and collected in U.S. dollars, our European sales are billed and collected in Euros, and we are therefore subject to risk associated with exchange rate fluctuations. During 2015, 2014, and 2013 we recorded gains related to the exchange rate fluctuation effect on remittances from our European affiliates and other transactions relating to our international operations of $427,000, $475,000, and $388,000, respectively. Because a portion of our net sales (approximately 8% in 2015 and 10% in each of 2014 and 2013) are denominated in Euros, exchange rate fluctuations can have an impact on our reported net sales. For example, if the U.S. dollar strengthens against the Euro, this could have a negative effect on our European operating results when those results are translated into U.S. dollars. Any hypothetical loss in net sales could be partially or completely offset by lower selling expenses and general and administrative expenses that are generated in Euros.
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
Interest rate risk
Amended credit facility. Under the Amended Credit Facility, borrowings bear interest payable quarterly or, in the case of loans subject to the LIBOR rate, monthly, bi-monthly or quarterly depending on the interest period for such loans. Borrowings under the Amended Credit Facility will bear interest at a per annum rate equal to, at our option, the one, two, three or six-month (or such other period as Wells Fargo may agree) LIBOR rate plus a margin of 1.00% or 1.25%, or a base rate plus a margin of zero or 0.25%. The margin added to the LIBOR, or base rate, will depend on our leverage at the time. Accordingly, under the Amended Credit Facility, we continue to be exposed to market risk from changes in the underlying variable interest rates, which affect our cost of borrowings. We carefully monitor the interest rates on our borrowings under the Amended Credit Facility. As of December 31, 2015, we had no balance outstanding under the Amended Credit Facility.
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
Inflation
Inflationary factors such as increases in the cost of sales, including raw materials costs and transportation costs, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain our gross margin levels and our current levels of selling expenses and general and administrative expenses as a percentage of net sales if the sale prices of our products do not increase proportionately with any increase in cost of sales.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Consolidated Financial Statements,” which is located on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives. Judgment is required when designing and evaluating the cost-benefit relationship of potential controls and procedures.

As of the end of the period covered by this report, with the supervision and participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in 2013. Management, under the supervision and with the participation of the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and concluded that it is effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued an attestation report as of December 31, 2015, which appears on page F-2 of this report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Proposal No.1—Election of Directors,” “Board of Directors, Executive Officers and Corporate Governance—Committees of the Board of Directors,” “Board of Directors, Executive Officers and Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance” and “Management—Executive Officers.”
During the fourth quarter of fiscal year 2015, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors as described in our most recent proxy statement.

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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,512,967(1)	21.69(2)	5,259,745
Equity compensation plans not approved by security holders	—	$—	—
Total	1,512,967	$21.69	5,259,745

(1) Includes 73,280 service-based RSUs and 157,754 performance-based RSUs which do not have an exercise price.
(2) Includes weighted-average exercise price for stock options only.
(3) Includes the number of shares remaining available for future awards under our 2012 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Board of Directors, Executive Officers and Corporate Governance—Director Independence” and “Certain Related Person Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Fees paid to Independent Accounting Firms” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

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
10.1a
Amended and restated subscription and stockholders agreement, dated as of November 15, 2004, by and among the Company, certain investors, the managers and Doughty Hanson & Co Managers Limited (incorporated by reference to Exhibit 10.1 the Registration Statement on Form S-1 (File No. 333-178466) filed on December 13, 2011)

10.1b
Amendment No. 1 to amended and restated subscription and stockholders agreement, dated April 24, 2012 (incorporated by reference to Exhibit 10.1b to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)

10.2a
Registration rights agreement, dated as of November 17, 2004, by and among the Company, Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited and the other stockholders named therein (incorporated by reference to Exhibit 10.2a to the Registration Statement on Form S-1 (File No. 333-178466) filed on December 13, 2011)

10.2b
Amended and restated registration rights agreement, dated as of April 24, 2012, by and among the Company, Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited and the other stockholders named therein (incorporated by reference to Exhibit 10.2b to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)

10.3a
Credit and guaranty agreement, dated as of October 29, 2010, among Tumi, Inc. and Tumi Stores, Inc., as borrowers, certain subsidiaries of Tumi, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent, swing line lender and issuing bank, Capital One, N.A., as syndication agent, Sovereign Bank and Citizens Bank of Pennsylvania, each as a documentation agent and Wells Fargo Securities, LLC and Capital One, N.A., as joint lead arrangers and joint bookrunner (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-178466) filed on December 13, 2011)

10.3b
Amended and restated credit and guaranty agreement, dated as of April 4, 2012, among Tumi, Inc. and Tumi Stores, Inc., as borrowers, certain subsidiaries of Tumi, Inc., as guarantors, and Wells Fargo Bank, National Association, as lender and collateral agent (incorporated by reference to Exhibit 10.3b of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 9, 2012)

10.4
Amended and restated letter agreement dated July 8, 2009 between Tumi, Inc. and Jerome Griffith (incorporated by reference to Exhibit 10.4 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-178466) filed on April 3, 2012)+

10.5
Amended and Restated Employment Agreement, dated March 11, 2015, between Jerome S. Griffith and Tumi, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2015)+

10.6
Amended and Restated Employment Agreement, dated March 11, 2015, between Michael J. Mardy and Tumi, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 13, 2015)+

10.7
Amended and Restated Employment Agreement, dated March 11, 2015, between Steven M. Hurwitz and Tumi, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 13, 2015)+

10.8	Employment Agreement, dated March 11, 2015, between Adam Levy and Tumi, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 13, 2015)+
10.9
Employment Agreement, dated March 11, 2015, between Peter L. Gray and Tumi, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015)+

10.10
Employment Agreement, dated March 11, 2015, between David J. Riley and Tumi, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015)+

10.11
Director nomination agreement between the Company and Doughty Hanson & Co Managers Limited (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)

10.12
Form of indemnification agreement among the Company and its directors and executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012)+

10.13	Tumi Holdings, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)+
10.14
Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of stock option agreement for Employees (for awards prior to 2016) (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)+

10.15
Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of stock option agreement for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2013)+

10.16
Amended offer letter, dated October 12, 2011, from Tumi, Inc. to Adam Levy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)+

10.17
Offer letter, dated December 2, 2013, from Tumi Holdings, Inc. to Peter L. Gray (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)+

10.18
Offer letter, dated May 23, 2015, from Tumi Holdings, Inc. to David J. Riley (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015)+

10.19
Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of restricted stock unit agreement for time-based awards for Employees (for awards prior to 2016) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014)+

10.20
Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of restricted stock unit agreement for performance-based awards (for awards prior to 2016) (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)+

10.21
Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of restricted stock unit agreement for Directors (for awards prior to 2016) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014)+

10.22	Amended and Restated Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015)+
10.23*	Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of stock option agreement for Employees (for awards beginning in 2016)+
10.24*	Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of restricted stock unit agreement for performance-based awards (for awards beginning in 2016)+
10.25*	Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of restricted stock unit agreement for time-based awards for Employees (for awards beginning in 2016)+
10.26*	Tumi Holdings, Inc. 2012 Long-Term Incentive Plan form of restricted stock unit agreement for Directors (for awards beginning in 2016)+
21.1*	List of subsidiaries
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Grant Thornton LLP
23.3*	Consent of Kelton Research, LLC
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

TUMI HOLDINGS, INC.

Dated:	February 25, 2016	By:	/s/ Jerome S. Griffith
Jerome S. Griffith
Chief Executive Officer, President and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jerome S. Griffith
Jerome S. Griffith	Chief Executive Officer and President (Principal Executive Officer) and Director	February 25, 2016
/s/ Michael J. Mardy
Michael J. Mardy	Chief Financial Officer and Executive Vice President (Principal Financial Officer) and Director	February 25, 2016
/s/ David J. Riley
David J. Riley	Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)	February 25, 2016
/s/ Joseph R. Gromek
Joseph R. Gromek	Chairman of the Board	February 25, 2016
/s/ Claire M. Bennett
Claire M. Bennett	Director	February 25, 2016
/s/ Christopher J. L. Fielding
Christopher J. L. Fielding	Director	February 25, 2016
/s/ Thomas H. Johnson
Thomas H. Johnson	Director	February 25, 2016
/s/ Alexander W. Smith
Alexander W. Smith	Director	February 25, 2016

TUMI HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tumi Holdings, Inc.

Tumi Holdings, Inc.
1001 Durham Ave.
South Plainfield, NJ 07080

We have audited the accompanying consolidated balance sheet of Tumi Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statement of operations, comprehensive income, statement of changes in stockholders’ equity, and cash flows for the year then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tumi Holdings, Inc. and subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for the year then ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Tumi Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Tumi Holdings, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tumi Holdings, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
New York, New York
February 27, 2015

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	At December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$94,632	$52,796
Accounts receivable, less allowance for doubtful accounts of approximately $877 and $580 at December 31, 2015 and 2014, respectively	32,434	31,890
Other receivables	3,543	3,003
Inventories, net	99,688	89,231
Prepaid income taxes	996	—
Prepaid expenses and other current assets	12,096	8,315
Total current assets	243,389	185,235
Property, plant and equipment, net	83,501	79,067
Deferred tax assets, noncurrent	771	386
Joint venture investment	1,840	2,156
Goodwill	142,773	142,773
Intangible assets, net	130,400	130,414
Other assets	9,270	11,279
Total assets	$611,944	$551,310

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	At December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$35,844	$33,898
Accrued expenses	39,130	34,786
Income taxes payable	615	2,334
Total current liabilities	75,589	71,018

Other long-term liabilities	12,775	11,407
Deferred tax liabilities	42,734	42,002
Total liabilities	131,098	124,427

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,158,428 shares issued and 67,394,756 shares outstanding as of December 31, 2015; 68,146,673 shares issued and 67,868,867 shares outstanding as of December 31, 2014	681	681
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of December 31, 2015 and 2014	—	—
Additional paid-in capital	317,140	314,217
Treasury stock, at cost; 763,672 and 277,806 shares as of December 31, 2015 and December 31, 2014, respectively	(13,338)	(4,874)
Retained earnings	182,747	119,734
Accumulated other comprehensive loss	(6,384)	(2,875)
Total stockholders’ equity	480,846	426,883
Total liabilities and stockholders’ equity	$611,944	$551,310

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2015	2014	2013
Net sales	$547,655	$527,194	$467,438
Cost of sales	220,755	221,227	198,593
Gross margin	326,900	305,967	268,845
OPERATING EXPENSES
Selling	33,946	36,447	28,875
Marketing	18,565	17,539	17,373
Retail operations	127,848	114,752	98,720
General and administrative	49,653	43,799	37,514
Total operating expenses	230,012	212,537	182,482
Operating income	96,888	93,430	86,363
OTHER INCOME (EXPENSES)
Interest expense	(347)	(477)	(733)
Earnings from joint venture investment	411	279	184
Foreign exchange gains	427	475	388
Other non-operating income (expenses)	74	132	(94)
Total other income (expenses)	565	409	(255)
Income before income taxes	97,453	93,839	86,108
Provision for income taxes	34,440	35,830	31,549
Net income	$63,013	$58,009	$54,559
Weighted average common shares outstanding:
Basic	67,852,534	67,867,529	67,866,667
Diluted	67,876,772	67,878,340	67,870,688
Basic earnings per common share	$0.93	$0.85	$0.80
Diluted earnings per common share	$0.93	$0.85	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$63,013	$58,009	$54,559
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	(3,509)	(2,787)	345
Comprehensive income	$59,504	$55,222	$54,904

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock						Total
	Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
Balance as of January 1, 2013	68,144,473	$681	$308,545	$(4,874)	$7,166	$(433)	$311,085
Net income	—	—	—	—	54,559	—	54,559
Share-based compensation	—	—	2,009	—	—	—	2,009
Foreign currency translation adjustment, net of tax	—	—	—	—	—	345	345
Balance as of December 31, 2013	68,144,473	681	310,554	(4,874)	61,725	(88)	367,998
Net income	—	—	—	—	58,009	—	58,009
Share-based compensation	—	—	3,618	—	—	—	3,618
Options exercised	2,200	—	45	—	—	—	45
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,787)	(2,787)
Balance as of December 31, 2014	68,146,673	681	314,217	(4,874)	119,734	(2,875)	426,883
Net income	—	—	—	—	63,013	—	63,013
Share-based compensation	—	—	2,923	—	—	—	2,923
Service-based shares issued	11,755	—	—	—	—	—	—
Repurchase of common stock				(8,464)			(8,464)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,509)	(3,509)
Balance as of December 31, 2015	68,158,428	$681	$317,140	$(13,338)	$182,747	$(6,384)	$480,846

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,013	$58,009	$54,559
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income tax benefit	2,024	(86)	483
Depreciation and amortization	21,494	18,156	14,187
Share-based compensation expense	2,923	3,618	2,009
Amortization of deferred financing costs	165	164	165
Allowance for doubtful accounts	297	(103)	137
Earnings from joint venture	(411)	(279)	(184)
Loss on disposal of fixed assets	364	1,096	261
Impairment of long-lived assets	753	—	—
Other non-cash charges	1,098	350	482
Changes in operating assets and liabilities
Accounts receivable	(751)	(5,328)	(7,882)
Other receivables	(649)	(220)	(1,213)
Inventories	(11,922)	(10,843)	(8,773)
Prepaid expenses and other current assets	(3,895)	(1,566)	(3,606)
Other assets	(165)	(6,070)	(861)
Prepaid income taxes	(996)	2,334	384
Accounts payable	2,038	91	6,525
Accrued expenses	6,207	2,830	606
Income taxes payable	(1,596)	(4,565)	4,680
Other liabilities	1,442	2,946	1,257
Total adjustments	18,420	2,525	8,657
Net cash provided by operating activities	81,433	60,534	63,216
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(30,814)	(36,576)	(25,440)
Net cash used in investing activities	(30,814)	(36,576)	(25,440)

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving credit facility	$—	$(8,000)	$(37,000)
Options exercised	—	45	—
Repurchases of common stock, including shares withheld in satisfaction of tax obligations	(8,464)	—	—
Net cash used in financing activities	(8,464)	(7,955)	(37,000)
Effect of exchange rate changes on cash	(319)	(820)	100
Net increase in cash and cash equivalents	41,836	15,183	876
Cash and cash equivalents at beginning of period	52,796	37,613	36,737
Cash and cash equivalents at end of period	$94,632	$52,796	$37,613
Supplemental disclosures of cash flow information:
Cash paid for interest	$105	$117	$320
Cash paid for income taxes	$34,584	$38,021	$26,441
Supplemental disclosure of noncash investing activities:
Accrued capital expenditures	$5,641	$7,894	$5,904

The accompanying notes are an integral part of these consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
Tumi Holdings, Inc. (together with its subsidiaries, the “Company”) is a leading designer, producer and marketer of a comprehensive line of travel and business products and accessories in multiple categories. The Company’s product offerings include travel bags, business cases, totes, handbags, business and travel accessories and small leather goods. The Company designs its products for, and markets its products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status and durability of Tumi products. The Company sells its products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. The Company has approximately 2,000 points of distribution in over 75 countries, and its global distribution network is enhanced by the use of its three logistics facilities located in the United States, Europe and Asia. The Company designs its products in its U.S. design studios and selectively collaborates with well-known, international, industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and the Caribbean.
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
Registered Secondary Offerings of the Company’s Common Stock
In April 2013, the Company completed a secondary offering of common stock sold by certain of the Company’s stockholders.  The selling stockholders, which included certain of the Company’s officers, sold 11,661,000 shares of our common stock in the offering (inclusive of 1,521,000 shares of common stock from the full exercise of the option granted to the underwriters to purchase additional shares from certain of the selling stockholders). The Company did not receive any proceeds from the sale of shares by the selling stockholders. The offering expenses incurred by the Company were approximately $477,000, which included legal and accounting costs and various other fees associated with the offering.
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
The Company used the equity method of accounting for its joint venture investment, which was 50% owned during the years ended December 31, 2015 and December 31, 2014, as the Company had the ability to exercise significant influence over the operating and financial policies of the joint venture but did not control the joint venture. The Company’s share of the earnings or losses of the joint venture was included in the Consolidated Statements of Operations as “Earnings from Joint Venture Investment.” During the first quarter of 2016, the Company completed its acquisition of the remaining 50% stake in its joint venture.
Segment Reporting
Segment information has been provided on the basis of the Company’s four reportable segments for all periods presented (see Note 14—Segment Information), which are: (i) Direct-to-Consumer North America; (ii) Indirect-to-Consumer North America; (iii) Direct-to-Consumer International; and (iv) Indirect-to-Consumer International.
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Revenue Recognition
Revenue is generated from the sale of the Company’s products and is classified as “Net Sales” in the Company’s Consolidated Statements of Operations. The Company recognizes revenue in its Direct-to-Consumer segments, including e-commerce, when inventory is received by the customer and the related title passes. Revenue related to concession and consignment locations is recognized when inventory is received by the end customer and the related title passes. In the Company’s Indirect-to-Consumer segments (which includes wholesale arrangements), revenue related to partner stores, shop-in-shops and Tumi-defined corners, each of which is owned and operated by an independent third-party wholesaler, is recognized when inventory is in possession of the wholesale customers or their appointed carriers, at which point the related title passes. Provisions for discounts, rebates to customers and returns are recorded as a reduction of revenue in the same period as the related sales. Revenue associated with gift cards is recognized upon redemption. Revenue from gift cards and the amount of revenue recognized for gift cards not redeemed (“breakage”) is immaterial to these consolidated financial statements. Amounts billed to customers for delivery costs are classified as a component of net sales and the related delivery costs are classified as a component of cost of sales. Sales and value added tax collected from customers and remitted to governmental authorities are accounted for on a net basis and are excluded from net sales in the Consolidated Statements of Operations.
Cash and Cash Equivalents
The Company’s cash and cash equivalents are defined as cash and short-term highly liquid investments with an original maturity of three months or less from the date of purchase. The Company’s cash and cash equivalents consist of cash in banks as of December 31, 2015 and 2014.
Effective January 1, 2013, funds held in “noninterest-bearing transaction accounts” are aggregated with any interest-bearing accounts, and the combined total is insured up to a maximum of $250,000. The term “noninterest-bearing transaction account” includes a traditional checking account or demand deposit account on which the insured depository institution pays no interest. The total excess of the bank account balances over the Federal Deposit Insurance Corporation (“ FDIC”) limit effective at each period end was approximately $83,728,000 and $46,300,000 at December 31, 2015 and 2014, respectively. The total cash in international bank accounts, which is not covered under the FDIC, was approximately $10,330,000 and $6,245,000 at December 31, 2015 and 2014, respectively.
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
		(In thousands)
Balance, beginning of year	$(580)	$(477)	$(340)
Provision charged to expense	(456)	(119)	(271)
Amounts written off	166	16	134
Recoveries of bad debt	$(7)	$—	$—
Balance, end of year	$(877)	$(580)	$(477)

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
Long-Lived Assets
The Company reviews long-lived assets, such as property, plant and equipment and certain identifiable intangibles with finite lives, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some factors the Company considers important which could trigger an impairment review include: (i) significant underperformance compared to expected historical or projected future operating results; (ii) significant changes in the Company’s use of the acquired assets or the strategy for its overall business; and (iii) significant negative industry or economic trends. The Company recorded an impairment charge of $753,000 for the year ended December 31, 2015. The impairment related to one retail location in our Direct-to-Consumer International segment and is included in retail operations expense on the consolidated statement of operations. No impairment was recognized during the years ended December 31, 2014 and 2013.
Deferred Financing Costs
The net balance of the costs incurred for obtaining debt financing was $207,000 and $372,000 as of December 31, 2015 and 2014, respectively, and is included in other assets on the consolidated balance sheet. The Company amortizes deferred financing costs to interest expense over the lives of the related financing agreements. During the years ended December 31, 2015, 2014 and 2013, respectively, $165,000, $164,000 and $165,000 was amortized to interest expense.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including intangible assets. Indefinite-lived intangible assets consist of brand/trade name. Goodwill and brand/trade name are not being amortized in accordance with the provisions of the FASB’s guidance, which requires these assets to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s annual impairment testing date is the first day of its fourth quarter. No impairment was recognized in the years ended December 31, 2015, 2014 and 2013.
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
In 2015, the Company performed a qualitative analysis and determined that it is more likely than not that the fair values of each of the Company’s reporting units and indefinite-lived tradename is greater than their respective carrying values. As a result, the Company believes the fair values of each of the Company’s reporting units and indefinite-lived tradename substantially exceeds their respective carrying values.
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

Share-Based Compensation
Share-based compensation represents the cost related to equity awards granted to employees under the 2012 Plan. The Company measures share-based compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the vesting period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. All share-based compensation costs are recorded in cost of sales or the various operating expense lines in the consolidated statements of operations based on the employee’s respective function (see Note 16—Share-Based Compensation Plans and Awards).
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

Service-based RSUs are awards denominated in units that are settled in shares of the Company’s common stock upon vesting. The vesting of these units is subject to the employee’s continuing employment or a director’s continuing service on the Board of Directors over a defined period of time. The fair value of service-based RSUs is based on the fair value of the Company’s common stock on the date of grant.
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

The Company’s non-financial assets which are subject to nonrecurring fair value measurements include goodwill, intangible assets and property, plant and equipment. These assets are recorded at carrying value. However, whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (or at least annually for goodwill and indefinite-lived intangible assets), such assets are assessed for impairment and, if applicable, written down to and recorded at fair value. To measure fair value for such assets, the Company uses techniques including DCF. These measures of fair value, and related inputs, are considered level 2 measures under the fair value hierarchy.
Due to their short term maturity, management believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable were reasonable estimates of their fair value as of December 31, 2015 and 2014.
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the year ended December 31, 2014, the Company deemed $36,500,000 of intercompany receivables from its German subsidiary to be permanently invested. Accordingly, these amounts have been reclassified to contributed capital, reflecting the permanent nature of the investment.
Advertising Costs
The Company expenses advertising costs as incurred. Total advertising expenses, excluding cooperative advertising costs, included in operating expenses in the accompanying Consolidated Statements of Operations were approximately $9,383,000, $7,935,000 and $8,502,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Cooperative Advertising Costs
The Company accounts for certain advertising costs in accordance with the FASB’s guidance for “Customer Payments and Incentives,” ASC Topic 605-50. This standard provides guidance with respect to the statement of operations classification of and the accounting for recognition and measurement of consideration given by a vendor to a customer, which includes sales incentive offers labeled as discounts, coupons, rebates and free products or services as well as arrangements labeled as slotting fees, cooperative advertising and buy downs. As per the FASB’s guidance, the Company records cooperative advertising costs in marketing expenses, as it receives a “separately identifiable benefit in exchange for the consideration.” Additionally, the Company is able to establish the fair value of the cooperative advertising costs from the information obtained from the retailer. Based on this information, the Company has determined that the amount of consideration paid does not exceed the fair value of the benefit received. The Company recognized cooperative advertising expense of approximately $3,212,000, $3,148,000 and $3,234,000 as a marketing expense in the accompanying Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Leases
The Company leases certain office, distribution and retail facilities. In some cases, the lease agreements are subject to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Rent expense for noncancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning on the earlier of the lease commencement date or the date the Company takes possesion of the leased space. The excess of straight-line rent expense over the scheduled payment amounts and landlord incentives is recorded as a deferred rent obligation. As of December 31, 2015 and December 31, 2014, deferred rent obligations of approximately $12,026,000 and $10,826,000, respectively, were classified within other long-term liabilities in the Company’s consolidated balance sheets.
Certain rentals are also contingent upon factors such as sales. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the years ended December 31, 2015, 2014 and 2013.
Treasury Stock
The Company periodically repurchases treasury stock. These treasury stock transactions have been recorded using the cost method.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted the amended guidance as of December 31, 2015, and prior periods have been adjusted to reflect this adoption. The adoption of the amended guidance did not have a material impact on our consolidated financial statements.

3.	INVENTORIES, NET
Inventories, net consist of the following:

	At December 31,
	2015	2014
	(In thousands)
Raw materials	$246	$318
Finished goods	99,442	88,913
Total inventories, net	$99,688	$89,231

4.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		At December 31,
		2015	2014
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	5,404	5,395
Leasehold and store enhancements	1 to 10 years	112,861	102,168
Furniture, computers and equipment	3 to 5 years	19,829	18,673
Capitalized software	5 years	12,573	9,908
Fixtures, dies and autos	3 to 5 years	25,809	19,994
Construction in progress		5,570	5,590
		182,531	162,213
Less accumulated depreciation and amortization		(99,030)	(83,146)
		$83,501	$79,067

Depreciation and amortization expense on property, plant and equipment was $21,480,000, $17,897,000 and $13,914,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company recorded an impairment charge of $753,000 for the year ended December 31, 2015. The impairment related to one retail location in our Direct-to-Consumer International segment and is included in retail operations expense on the consolidated statement of operations.

5.	JOINT VENTURE
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement (“JV Agreement”) with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form the Tumi Japan Joint Venture (“Tumi Japan”) and contributed $213,000 at inception. The

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

purpose of Tumi Japan was to sell, promote and distribute the Company’s products in Japan. As of December 31, 2015 and 2014, the Company owned 50% of Tumi Japan.
This investment was accounted for under the equity method. The Company’s share of undistributed earnings from the joint venture, which is included in retained earnings, was a cumulative gain of approximately $2,175,000 as of December 31, 2015.
Pursuant to the JV Agreement, the Company had the option but not the obligation to purchase an additional interest in Tumi Japan up to an ownership percentage of 66% after the tenth year of the existence of Tumi Japan. The amount to be paid per share was based on a predetermined formula according to the agreement and was payable in Japanese yen. On November 4, 2015, the Company announced that it had entered into an agreement to acquire the remaining 50% stake in its joint venture from its partners. The transaction closed during the first quarter of 2016.
Sales to Itochu during the years ended December 31, 2015, 2014 and 2013 were $18,574,000, $15,698,000, and $13,779,000, respectively. As of December 31, 2015 and 2014, the Company had accounts receivable due from Itochu of $1,480,000 and $1,870,000, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and intangible assets consisted of the following at December 31:

	Range of Lives (Years)	2015	2014
		(In thousands)
Goodwill	Indefinite	$142,773	$142,773
Intangible assets
Brand/trade name	Indefinite	$130,400	$130,400
Customer relationships	10	1,100	1,100
Lease value	8	1,359	1,359
		2,459	2,459
Less accumulated amortization		(2,459)	(2,445)
		—	14
Intangible assets, net		$130,400	$130,414

Substantially all of the Company’s goodwill and intangible assets relate to an acquisition in 2004.
The range of lives of the intangible assets was determined by management, which at times will engage an independent third-party appraisal firm to assist in considering the determination of the lives of intangible assets.

As of December 31, 2015, the Company’s intangible assets were fully amortized. Amortization expense of the customer relationships, included in general and administrative expense, was $96,000 and $110,000 in the years ended December 31, 2014 and 2013, respectively. Included in retail operations expense was $14,000 of amortization expense for the lease value in the year ended December 31, 2015 and $163,000 in each of the years ended December 31, 2014 and 2013.
The Company’s goodwill by segment was as follows as of December 31:

	2015	2014
	(In thousands)
Direct-to-Consumer North America	$48,779	$48,779
Direct-to-Consumer International	6,682	6,682
Indirect-to-Consumer North America	22,719	22,719
Indirect-to-Consumer International	64,593	64,593
Goodwill	$142,773	$142,773

There is no accumulated impairment of goodwill for any period presented.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued Expenses
Accrued expenses as of December 31 consisted of the following:

	At December 31,
	2015	2014
	(In thousands)
Warranty	$9,001	$8,033
Fixed asset purchases	3,895	5,762
Payroll and related costs	7,289	4,641
Marketing	3,208	2,674
Professional fees	1,383	920
Sales tax	4,495	3,588
Gift cards and store credits	3,220	2,710
Other	6,639	6,458
	$39,130	$34,786
Other Long-Term Liabilities
Other long-term liabilities as of December 31, 2015 and 2014 consisted of deferred rent and a liability for uncertain tax positions.
Accrued Warranties
The activity in the warranty reserve account was as follows:

	At December 31,
	2015	2014	2013
	(In thousands)
Liability, beginning of period	$8,033	$7,339	$6,807
Provision for warranties	7,673	6,710	5,736
Warranty claims	(6,705)	(6,016)	(5,204)
Liability, end of period	$9,001	$8,033	$7,339

8.	CREDIT FACILITIES

Amended Credit Facility
The Amended Credit Facility consolidated the term loan facility and the revolving credit facility previously provided in the Company’s former debt facility with Wells Fargo into a single $70,000,000 senior secured revolving credit facility, with Wells Fargo as the sole lender, and extended the maturity of the facility until April 4, 2017. The Amended Credit Facility includes a letter of credit sublimit of $5,000,000.
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
As of December 31, 2015 and December 31, 2014 the Company had no balance outstanding under the Amended Credit Facility. Letters of credit outstanding totaled $384,000 and $286,000 at December 31, 2015 and 2014 and, accordingly, the

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

unused portion of the facility was $69,616,000 and $69,714,000, respectively. The fee for the unused portion of the facility was $105,000 and $104,000 for the years ended December 31, 2015 and 2014, respectively.
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

Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance with all such financial covenants as of December 31, 2015.

9.	COMMITMENTS AND CONTINGENCIES
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2028, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales.

Rent expense under all operating leases for the Company was approximately $39,268,000, $35,865,000 and $28,765,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Future minimum lease payments under all non-cancellable operating leases with initial or remaining terms in excess of one year as of December 31, 2015 were as follows:

At December 31, 2015
(In thousands)
2016	$38,903
2017	36,596
2018	34,699
2019	32,263
2020	29,894
Thereafter	103,931
$276,286

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Web Service Provider Agreement
Pursuant to the Company’s agreement with its web services provider, the Company served an early termination notice to said provider in the second quarter of 2013 and accrued a $1,500,000 (pre-tax) early termination fee pursuant to the terms of this agreement. This amount was paid in December 2013. The original agreement was scheduled to expire on December 31, 2015. The Company transitioned its North America web store during the fourth quarter of 2014 and its international web stores to a more insourced model during the first quarter of 2015.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.	INCOME TAXES
The components of United States and foreign income from operations before income taxes were as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$86,024	$89,022	$81,554
Foreign	11,429	4,817	4,554
Total income before income taxes	$97,453	$93,839	$86,108

The provision for income taxes is as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current provision
Federal	$28,559	$29,288	$27,515
State	3,781	4,846	3,340
Foreign	1,878	1,782	211
Total current provision	34,218	35,916	31,066
Deferred
Federal	893	(145)	1,124
State	(287)	38	(565)
Foreign	(384)	21	(76)
Total deferred provision	222	(86)	483
Total provision for income taxes	$34,440	$35,830	$31,549

The differences between income taxes based on the statutory U.S. federal income tax rate of 35% and the Company’s effective income tax rate are provided in the following reconciliation:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Statutory federal income tax	$34,108	$32,844	$30,138
State and local net of federal benefit	2,272	3,174	1,694
Foreign rate differential	(2,487)	—	—
Other	547	(188)	(283)
Total provision for income taxes	$34,440	$35,830	$31,549

The major components of deferred income taxes were as follows:

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	At December 31,
	2015	2014
	(In thousands)
Deferred tax assets
Net operating loss—foreign	$1,490	$1,633
Warranty reserves	3,364	3,000
Rent expense	2,578	2,336
Other comprehensive income	1,948	2,073
Inventory reserves	851	912
Other	887	668
Depreciation	184	156
Accrued expenses	526	525
Allowance for doubtful accounts	328	217
Share-based compensation	3,210	2,116
Valuation allowance	(1,586)	(1,730)
Total deferred tax assets, net	13,780	11,906
Deferred tax liabilities
Intangibles	(48,733)	(48,712)
Depreciation	(6,410)	(4,810)
Other	(600)	—
Total deferred tax liabilities, net	(55,743)	(53,522)
Total deferred tax balance	$(41,963)	$(41,616)

As of December 31, 2015, the Company adopted ASU No. 2015-17, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The deferred tax balances of $41,963,000 and $41,616,000 are classified as a noncurrent deferred tax asset of $771,000 and $386,000 and a noncurrent deferred liability of $42,734,000 and $42,002,000, as of December 31, 2015 and 2014, respectively.

Approximately $48,733,000 and $48,707,000 of deferred tax liabilities were recognized as of December 31, 2015 and 2014, respectively, to reflect the potential future tax liability relating to the $130,400,000 of identifiable intangible assets arising out of the purchase price valuation adjustment in 2004. Approximately $1,948,000 of deferred tax assets as of December 31, 2015 related to unrealized gains recorded in other comprehensive income.
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
Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, with the exception of certain deferred tax assets for foreign net operating losses.
At December 31, 2015 and 2014, there were approximately $4,685,000 and $5,040,000 of gross foreign net operating loss carryforwards, respectively. The majority of these net operating loss carryforwards have an unlimited carryforward period. A valuation allowance of $1,490,000 and $1,633,000 was recorded at December 31, 2015 and 2014, respectively, related to the foreign net operating losses. It is anticipated that these will not be utilized due to continuing losses in these jurisdictions.
The Company considered positive evidence for the realization of its deferred tax assets based on a history of positive earnings for the past five years and projections of future taxable earnings.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Except for earnings that are currently taxable, no additional tax provision has been made for temporary differences related to investments in foreign subsidiaries where such investments are essentially permanent in duration, which at December 31, 2015, the Company estimates, amounted to approximately $7,200,000. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. The amount of unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is estimated to be approximately $3,000,000 as of December 31, 2015.
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
For years prior to 2012, the federal statute of limitations is closed. The Company has settled an audit of the 2012 federal tax return. The outcome of this audit has been reflected in the current year income tax amount. The Company files income tax returns in various states and most of the states remain open to examination for a period of 3 to 4 years from date of filing. The Company files tax returns in all of the foreign jurisdictions that it has a permanent establishment and the tax filings remain subject to examination for 4 to 5 years.
The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company had approximately $304,000 and $193,000 for the payment of interest and penalties accrued at December 31, 2015 and 2014, respectively. The Company recorded estimated tax related penalty and interest expense in the statement of operations of approximately $111,000, $20,000 and $17,000 during the years ended December 31, 2015, 2014 and 2013, respectively. The total liability for unrecognized tax benefit, inclusive of interest and penalties, at December 31, 2015 and 2014 amounted to approximately $750,000 and $537,000, respectively. The amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate at December 31, 2015 and 2014 was $445,000 and $344,000, respectively.
The Company does not expect that there will be a material impact on the amount of unrecognized tax benefit in the next 12 months.
The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance, beginning of year	$344	$344	$747
Additions based on tax positions related to the current year	182	—	—
Reductions based on tax positions related to prior years	(81)	—	(403)
Expiration of statute of limitations	—	—	—
Balance, end of year	$445	$344	$344

As of December 31, 2015 and December 31, 2014, $445,000 and $344,000 of the above amount was included in other long-term liabilities in the consolidated balance sheet, respectively.

11.	EMPLOYEE BENEFIT PLAN
The Company has a 401(k) profit-sharing and savings plan (the “Plan”). Under the Plan, eligible employees could contribute up to 60% of their compensation not to exceed $18,000 (subject to future adjustment) during calendar year 2015 and $17,500 during calendar years 2014 and 2013. In December 2003, the Company elected to adopt a safe harbor contribution plan amendment, effective January 1, 2004, whereby safe harbor contributions may be made to eligible participants in the 401(k) profit sharing and savings plan. By making a safe harbor matching contribution, the Company’s Plan was no longer subject to certain regulatory testing, thereby enabling all participants to make tax-deferred contributions up to the maximum allowable amount.
The Company has a voluntary safe harbor contribution match up to 100% of the employee’s contribution on the first 3% of their compensation and 50% of the employee’s contribution on the next 2% of eligible compensation. Employer

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

contributions expensed for the Plan amounted to approximately $1,175,000, $1,061,000 and $885,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Participants are at all times fully vested in their contributions; the Company’s safe harbor contribution is fully vested immediately.
Profit-sharing contributions vest over a 5 year period in accordance with the Plan’s vesting schedules. No contributions were made during 2015, 2014 or 2013.

12.	STOCKHOLDERS’ EQUITY
As of December 31, 2015 and 2014, there were 350,000,000 shares of common stock authorized, with a par value of $0.01, of which 67,394,756 and 67,868,867 shares, net of treasury stock, were outstanding, respectively. Common stock represents 100% of the ownership and voting control of Tumi Holdings, Inc. and does not accrue dividends. In addition, 75,000,000 shares of preferred stock were authorized, with a par value of $0.01, of which no shares were issued or outstanding.
As of December 31, 2015 and 2014, the Company held 763,672 and 277,806 shares of common stock in treasury, respectively. During 2015, 466 shares of common stock were withheld by the Company in satisfaction of statutory minimum withholding taxes in connection with the vesting of awards under the Company’s 2012 Long-Term Incentive Plan. Shares withheld in satisfaction of tax obligations are accounted for as treasury stock at cost.
Share Repurchase Program

On November 4, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $150 million of the Company’s common stock over the next twelve months. Under the program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. The Company expects that purchases will be funded through existing cash on hand, cash from operations, borrowings or a combination of the foregoing. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume and general market conditions. Repurchases in the future may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program may be suspended or discontinued at any time.

During the fourth quarter of 2015, the Company repurchased 485,400 shares of its outstanding common stock at an average price of $17.42 per share for a total of $8,454,000. As of December 31, 2015, the remaining availability under the Company’s share repurchase program was approximately $141,546,000. All repurchased shares of common stock have been accounted for as treasury stock at cost.
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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.	EARNINGS PER SHARE
The following table summarizes the calculation of basic and diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands, except share and per share data)
Basic earnings per common share
Numerator:
Net income	$63,013	$58,009	$54,559
Denominator:
Basic weighted average common shares outstanding	67,852,534	67,867,529	67,866,667
Basic earnings per common share	$0.93	$0.85	$0.80

Diluted earnings per common share:
Numerator:
Net income	$63,013	$58,009	$54,559
Denominator:
Number of shares used in basic calculation	67,852,534	67,867,529	67,866,667
Weighted average dilutive effect of employee stock options and restricted stock units	24,238	10,811	4,021
Diluted weighted average common shares outstanding	67,876,772	67,878,340	67,870,688
Diluted earnings per common share	$0.93	$0.85	$0.80

The Company excluded 732,186, 315,710 and 454,418 weighted average stock options and restricted stock units for the years ended December 31, 2015, 2014 and 2013, respectively, from the calculation of diluted earnings per common share because they were determined to be antidilutive. In addition, as of December 31, 2015 and December 31, 2014, there were 157,754 and 130,113 performance-based restricted stock units, respectively, that were excluded from the computation of diluted earnings per share because these units have not yet been earned in accordance with the vesting conditions of the plan. There were no performance-based or service-based restricted stock units issued prior to 2014.

14.	SEGMENT INFORMATION
The Company sells its products globally to consumers through both direct and indirect channels and manages its business through four operating segments: Direct-to-Consumer North America, Direct-to-Consumer International, Indirect-to-Consumer North America and Indirect-to-Consumer International. The Company’s Chief Executive Officer and Chief Financial Officer are its chief operating decision makers (the “CODMs”) as defined in the FASB’s guidance relating to segment reporting. The CODMs evaluate net sales and operating income of the Company’s segments to allocate resources and evaluate performance. Operating income of the Company’s segments is measured on net sales, less cost of goods sold and direct expenses of each segment and certain operating expenses allocated to each segment. Expenses not specifically allocated to the individual segments include costs such as product design and development, certain general and administrative, warehousing and distribution costs and other expenses. The CODMs do not receive information related to total assets by segment. Although the Company’s products fall into three major categories: travel, business and accessories, the Company’s classification of individual product codes into these categories is fluid and dynamic; while the Company collects gross sales data, the Company does not collect financial information to derive net sales (including discounts and allowances) and markdowns by product category in sufficient detail to report such data in its financial statements in the aggregate or by segment.
Following is a description of our segments:
Direct-to-Consumer North America
The Company’s Direct-to-Consumer North America segment sells the Company’s products directly to consumers through a network of company-owned retail stores consisting of full-price stores and outlet stores strategically positioned in

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

high-end retail malls or street venues. In addition, sales of the Company’s products to consumers through our e-commerce website are included in this segment.
Indirect-to-Consumer North America
The Company sells to wholesale customers, including specialty luggage retailers, prestige department stores and business to business channels. Many of the Company’s wholesale customers also operate their own e-commerce websites through which they sell the Company’s products. The Company also sells its products in partner stores, which are owned and operated by local distributors or retailers that purchase Tumi products from the Company through a wholesale arrangement. These locations carry only Tumi products and are governed by strict operating guidelines that we dictate with regard to brand presentation. The employees at partner store locations are not our employees but rather those of the distributors or retailers.
Direct-to-Consumer International
The Company sells directly to consumers through a network of company-owned full-price and outlet stores in high-end street venues and select malls in international locations. The Company also sells its products directly to consumers through our e-commerce website.
Indirect-to-Consumer International
The Company sells its products through wholesale distribution channels in Europe, the Middle East and Africa, the Asia-Pacific region and Central and South America. The Company also sells its products in partner stores, which are owned and operated by local distributors or retailers that purchase Tumi products from the Company through a wholesale arrangement. These locations carry only Tumi products and are governed by strict operating guidelines that we dictate with regard to brand presentation. The employees at partner store locations are not our employees but rather those of the distributors or retailers. In addition, the Company operates concessions in department stores throughout Europe and the Middle East. Many of the Company’s wholesale customers also operate their own e-commerce websites through which they sell the Company’s products.
Segment Results
The tables below present information for net sales, operating income, total assets and depreciation and amortization by segment for the years ended December 31, 2015, 2014 and 2013:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Unallocated Amounts	Consolidated Totals
	(In thousands)
Year ended December 31, 2015
Net sales	$262,185	$32,264	$108,074	$145,132	$—	$547,655
Operating income	$71,932	$3,357	$44,005	$48,488	$(70,894)	$96,888
Total assets	$80,022	$18,036	$20,755	$27,020	$466,111	$611,944
Depreciation and amortization	$11,364	$1,746	$2,002	$3,960	$2,422	$21,494
Year ended December 31, 2014
Net sales	$243,142	$28,265	$111,191	$144,596	$—	$527,194
Operating income	$69,871	$2,793	$41,213	$45,291	$(65,738)	$93,430
Total assets	$69,208	$19,862	$17,669	$24,927	$419,644	$551,310
Depreciation and amortization	$8,477	$1,459	$1,808	$4,041	$2,371	$18,156
Year Ended December 31, 2013
Net sales	$209,214	$22,408	$107,303	$128,513	$—	$467,438
Operating income	$62,485	$2,941	$40,637	$39,829	$(59,529)	$86,363
Total assets	$55,236	$10,624	$15,158	$24,416	$401,053	$506,487
Depreciation and amortization	$6,944	$740	$1,315	$3,367	$1,821	$14,187

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Geographic Area Information
Net sales by major geographic region is based on the location of the customer. Net sales by geographic region for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$359,216	$347,379	$309,557
China	23,437	22,209	23,103
Other International(1)	165,002	157,606	134,778
Total	$547,655	$527,194	$467,438

(1)	Other International consists of numerous countries, none of which represents more than 5% of net sales for any year presented.

Property, plant and equipment, net by country of domicile as of December 31, 2015, 2014 and 2013 were as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$61,143	$57,679	$45,479
Canada	6,252	3,667	1,447
Germany	2,979	4,097	4,185
China	3,164	2,999	2,456
Other International(2)	9,963	10,625	7,304
Total	$83,501	$79,067	$60,871

(2)	Other International consists of numerous countries, none of which represents more than 5% of property, plant and equipment, net, for any year presented.

15.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable are comprised primarily of large balances due from a small number of major customers, principally distribution partners in the Asia-Pacific region and large department and specialty luggage stores dispersed throughout the United States. Failure of one of the major customers to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 23.8% and 26.2% of consolidated trade accounts receivable at December 31, 2015 and 2014, respectively. These five customers accounted for 11.7%, 11.9% and 10.8% of consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 41.2% and 47.2% of accounts payable at December 31, 2015 and 2014, respectively. These five suppliers accounted for 74.8%, 81.3% and 77.6% of total product purchases for the years ended December 31, 2015, 2014 and 2013, respectively.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16.	SHARE-BASED COMPENSATION PLANS AND AWARDS
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

The following table shows the total compensation cost charged against income for share-based compensation plans and the related potential future tax benefits recognized in the income statement for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Share-based compensation expense	$2,923	$3,618	$2,009
Income tax benefit related to share-based compensation	$1,082	$1,382	$736
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
The following table presents the weighted-average assumptions used to estimate the fair value of the options granted during the periods presented:

	December 31, 2015	December 31, 2014	December 31, 2013
Weighted- average volatility	42.97%	44.78%	45.90%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6	6	6
Risk-free rate	1.74%	1.79%	1.13%

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A summary of option activity under the 2012 Plan as of December 31, 2015 and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2014	969,718	$21.35
Granted	435,681	$22.47
Exercised	—	—
Forfeited or expired	(123,466)	$21.81
Outstanding - December 31, 2015	1,281,933	$21.69	8.05	$—
Options vested and expected to vest as of December 31, 2015	1,244,866	$21.68	8.03	$—
Options vested and exercisable as of December 31, 2015	471,187	$21.29	7.44	$—

The weighted-average grant-date fair value of options granted during the years 2015, 2014 and 2013 was $9.73, $10.05 and $9.27, respectively.

The total intrinsic value of options exercised during 2014 was $6,424. The total cash received from option exercises was $44,990 in 2014, and the cash tax benefit realized for the tax deductions from these option exercises was approximately $2,400. No options were exercised during the years ended December 31, 2015 and 2013.

As of December 31, 2015, there was $4,348,000 of total unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 1.90 years. The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $2,381,000, $2,064,000 and $53,320, respectively.
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

A summary of the status of performance-based RSUs as of December 31, 2015 and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested - December 31, 2014	130,113	$22.73
Granted	68,009	$23.15
Vested	—	$—
Forfeited	(40,368)	$22.59
Nonvested - December 31, 2015	157,754	$22.94

During the year ended December 31, 2015, the Company reduced its estimate of the number of performance-based RSUs that it expects will vest. Based on current projections, the attainment of certain performance goals is no longer deemed probable. This resulted in a cumulative adjustment to expense of approximately $1,612,000 as of December 31, 2015.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Service-Based Restricted Stock Units

In 2014, the Company began granting service-based RSUs to certain non-employee directors. These service-based RSUs generally vest over a one-year period, subject to the director’s continuing service. In 2015, the Company began granting service-based RSUs to key executives, as well as certain of its other employees. These service-based RSUs generally vest over a three-year period, subject to the employee’s continuing service. The fair value of service-based RSUs is based on the fair value of the Company’s common stock on the date of grant.

A summary of the status of service-based RSUs as of December 31, 2015 and changes during the twelve months then ended is presented below:

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested - December 31, 2014	10,680	$18.72
Granted	81,665	$23.20
Vested	(11,755)	$19.13
Forfeited	(7,310)	$23.25
Nonvested - December 31, 2015	73,280	$23.19

The weighted-average grant-date fair value of service-based RSUs granted during the years 2015 and 2014 was $23.20 and $18.72, respectively. The were no service-based RSUs granted prior to 2014.

As of December 31, 2015, there was $892,000 of total unrecognized compensation cost related to nonvested service-based RSUs. Such cost is expected to be recognized over a weighted average period of 1.84 years. The total fair value of service-based RSUs vested during the year ended December 31, 2015 was $225,000. There were no service-based RSUs vested prior to 2015.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

17. RELATED PARTY TRANSACTIONS
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
Pursuant to the Company’s obligation under the amended and restated registration rights agreement, the Company incurred $477,000 and $196,000 in connection with the April 2013 and September 2014 secondary offerings of the Company’s common stock described in Note 1—Summary of Significant Accounting Policies, respectively.

18. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following tables set forth unaudited selected quarterly financial data for the years ended December 31, 2015 and 2014. In the opinion of management, the following selected quarterly information includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This quarterly data is not necessarily indicative of our operating results for any future period.

	For the Three Months Ended
	March 29, 2015	June 28, 2015	September 27, 2015	December 31, 2015
	(In thousands, except share and per share data)
Net sales	$110,461	$138,520	$131,013	$167,661
Year over year growth %(1)	2%	11%	1%	2%
Gross margin	$65,271	$81,615	$79,320	$100,694
Selling, general and administrative expenses	$55,708	$56,335	$56,198	$61,771
Operating income	$9,563	$25,280	$23,122	$38,923
Net income	$6,374	$16,719	$14,869	$25,051
Basic weighted average common shares outstanding	67,868,867	67,874,098	67,880,156	67,790,291
Diluted weighted average common shares outstanding	67,918,438	67,920,124	67,883,410	67,790,291
Basic earnings per common share	$0.09	$0.25	$0.22	$0.37
Diluted earnings per common share	$0.09	$0.25	$0.22	$0.37

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the Three Months Ended
	March 30, 2014	June 29, 2014	September 28, 2014	December 31, 2014
	(In thousands, except per share data)
Net sales	$108,602	$124,582	$130,195	$163,815
Year over year growth %(1)	6%	15%	20%	11%
Gross margin	$63,083	$72,102	$76,307	$94,475
Selling, general and administrative expenses	$49,702	$52,246	$53,040	$57,549
Operating income	$13,381	$19,856	$23,267	$36,926
Net income	$8,153	$12,219	$13,917	$23,720
Basic weighted average common shares outstanding	67,866,667	67,866,667	67,867,852	67,868,867
Diluted weighted average common shares outstanding	67,867,852	67,872,947	67,876,522	67,895,249
Basic earnings per common share	$0.12	$0.18	$0.21	$0.35
Diluted earnings per common share	$0.12	$0.18	$0.21	$0.35

(1)	Year-over-year growth % compares net sales for a particular period with net sales for the comparable prior year interim period.

19. SUBSEQUENT EVENTS

Acquisition of Japanese Joint Venture

On November 4, 2015, the Company announced that it had entered into an agreement to acquire the remaining 50% stake in its Japanese joint venture, Tumi Japan, from its partners, for a purchase price of 521 million yen (approximately $4.3 million). Tumi Japan operates a network of 13 Tumi stores, an e-commerce website, and distributes Tumi products across an additional 150 points of sale in Japan. The transaction closed during the first quarter of 2016.