Form 10-K/A
period 2015-12-31
Tumi Holdings, Inc.
filed 2016-04-28
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K/A
(Amendment No.1)
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

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2016 (the “Original Filing”), solely for the purpose of including the information required by Part III (Items 10, 11, 12, 13 and 14) of the Original Filing that was previously omitted from the Original Filing.
General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Annual Report on Form 10-K or incorporated by reference from the Company’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Annual Report on Form 10-K. Because the Company’s definitive proxy statement for the next annual meeting of stockholders will not be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2015 , the information required by Part III of Form 10-K cannot be incorporated by reference and, therefore, must be filed as an amendment to the Original Filing.
Except as described above, no other information in the Original Filing is being modified or amended by this Amendment, and unless indicated otherwise, this Amendment does not reflect events occurring after February 25, 2016, which is the filing date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the SEC on or subsequent to February 25, 2016. Unless otherwise stated, all information set forth in this Amendment is as of April 25, 2016. The Original Filing and this Amendment are referred to collectively herein as the “Annual Report.”

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors
The following table sets forth information with respect to our current executive officers and directors. There are no family relationships among any of our executive officers or directors.

Name	Age	Position(s)
Jerome S. Griffith	58	Chief Executive Officer and President, and Director
Michael J. Mardy	67	Chief Financial Officer and Executive Vice President, and Director
Peter L. Gray	48	Executive Vice President, General Counsel and Secretary
Steven M. Hurwitz	59	Senior Vice President—Product Development, Manufacturing and Sourcing
David J. Riley	45	Chief Accounting Officer and Senior Vice President, Finance
Claire M. Bennett	50	Director
Christopher J.L. Fielding	34	Director
Joseph R. Gromek	69	Non-Executive Chairman of the Board
Thomas H. Johnson	66	Director
Alexander W. Smith	63	Director
Biographical and certain other information concerning our executive officers and directors is set forth below:
Jerome S. Griffith has served as our Chief Executive Officer and President and as a director since April 2009. From 2002 to February 2009, he was employed at Esprit Holdings Limited, a global fashion brand, where he was promoted to Chief Operating Officer and appointed to the Board in 2004, then promoted to President of Esprit North and South America in 2006. From 1999 to 2002, he worked as an executive vice president at Tommy Hilfiger, an apparel and retail company. From 1998 to 1999, he worked as the president of retail at the J. Peterman Company, a catalog-based apparel and retail company. From 1989 through 1998, he worked in various positions at Gap, Inc., a retailer of clothing, accessories, and personal care products. Mr. Griffith is a member of the Board of Directors of Vince Holdings, Inc., an apparel company and a member of the Supervisory Board of the Tom Tailor Group, an apparel company.
Mr. Griffith’s qualifications to serve on our Board include the experience described above, including his experience as a senior executive of a major global consumer products company and his proven track record of innovation and driving international growth and expansion.
Michael J. Mardy has served as our Chief Financial Officer and Executive Vice President since July 2003 and a director since November 2011. Prior to joining Tumi, from 1996 to 2002, he served as Executive Vice President, Finance and Administration of Keystone Foods LLC, a processor and distributor. From 1982 to 1996, he served as Senior Vice President, Chief Financial Officer and in various other finance positions at Nabisco Biscuit Company, a snack food and consumer products company. Mr. Mardy previously served on the Board of Directors of Keurig Green Mountain, Inc. Mr. Mardy serves on the Board of Trustees of the Eden Institute for Autism.
Mr. Mardy’s qualifications to serve on our Board include his extensive financial and accounting expertise (including his membership in the American Institute of Certified Public Accountants and the Financial Executive Institute), the experience he has gained through service on the board of other public companies, his consumer products experience in prior management positions and his overall leadership skills as a senior executive.
Peter L. Gray has served as our Executive Vice President, General Counsel and Secretary since December 2013. Mr. Gray was employed by ModusLink Global Solutions, Inc. (formerly CMGI, Inc.), a supply chain business process management company, from June 1999 to October 2013. Beginning in March 2002, he was ModusLink’s Executive Vice President and General Counsel, additionally becoming its Secretary in December 2005 and its Chief Administrative Officer in June 2012. Prior to joining ModusLink, Mr. Gray was Assistant General Counsel at Cambridge Technology Partners (Massachusetts), Inc., and a junior partner at Hale and Dorr LLP.

Steven M. Hurwitz has served as our Senior Vice President-Product Development, Manufacturing and Sourcing since 2006 and is responsible for managing our global supply chain. Prior to joining Tumi, from 1982 to 2000 and 2004 to 2006, Mr. Hurwitz served in various positions, including Vice President, Group Manufacturing-Accessories, at Liz Claiborne, Inc., a retailer of apparel and accessories. From 2002 to 2004, he was President-Accessories Division of the Betesh Group, a designer and manufacturer of accessories, bedding and electronic storage products. Prior to joining Betesh Group, Mr. Hurwitz was President-Ladies Group at Amerex Apparel Group, Inc., a designer and manufacturer of outerwear and sportswear.
David J. Riley has served as Chief Accounting Officer since February 2015, and as Senior Vice President, Finance since July 2014. Mr. Riley was Chief Executive Officer of The Gladius Group, Inc., a professional services firm specializing in chief financial officer and executive services, from November 2012 to June 2014. From 2000 to July 2012, Mr. Riley was employed in various financial and executive capacities by ModusLink Global Solutions, Inc. (formerly CMGI, Inc.), a supply chain business process management company, where his positions included Vice President, Finance, from April 2003 to June 2006, Chief Financial Officer from June 2006 to April 2007, Executive Vice President, Corporate Development from May 2007 to July 2012, and Business Unit President and CEO of Tech for Less, LLC (a subsidiary of ModusLink) from February 2011 to November 2011. Mr. Riley began his career with the accounting firm, Ernst & Young, LLP, and he is a Certified Public Accountant.
Claire M. Bennett has been a director since January 2013. Ms. Bennett has been Executive Vice President, Global Travel & Lifestyle Services of American Express Company, a global service company that provides charge and credit payment card products and travel-related services, from February 2012 to the present. Prior to her current position, Ms. Bennett served as Senior Vice President, Global Advertising and Brand Management for American Express then Executive Vice President of Cardmember Benefits, as well as General Manager of U.S. Consumer Travel Network for American Express. Before joining American Express in 2006, Ms. Bennett held various marketing and general management positions with Dell Inc. Prior to joining Dell, Ms. Bennett held various positions in brand management, strategic planning, and finance/accounting at The Quaker Oats Company (now PepsiCo, Inc.). Ms. Bennett was previously a member of the Board of Directors of Vente Privée USA, a joint venture members-only shopping destination in partnership with American Express. She is a current member of several travel industry and partner advisory boards, including The World Travel and Tourism Council Ms. Bennett was previously a member of the Board of Directors of Pong Research Corporation, a mobile device technology company and a member of the Association of National Advertisers, a non-profit organization.
Ms. Bennett was appointed to serve on our Board of Directors because of her more than 20 years of marketing and finance experience.
Christopher J.L. Fielding has been a director since December 2013. He is a Partner of Charme Capital Partners which he joined in September 2015 with a focus on European private equity investment. Previously, from September 2006 to September 2015, he was a Principal of Doughty Hanson & Co. Managers Limited (“Doughty Hanson”). Before joining Doughty Hanson, Mr. Fielding worked in the London office of Citigroup on mergers, acquisitions, and securities offerings. He also served in the British Army as a platoon commander in the Grenadier Guards. Mr. Fielding has a degree in Classics from Oxford University.
Mr. Fielding was elected to serve on our Board because of his affiliation with Doughty Hanson, his financial expertise and his experience working with companies controlled by private equity sponsors. Mr. Fielding serves as a director pursuant to a director nomination agreement among the Company and certain funds managed by Doughty Hanson.
Joseph R. Gromek has been a director since April 2012 and was appointed non-executive Chairman in December 2013. From April 2003 to February 2012, Mr. Gromek served as President and Chief Executive Officer and as a director of The Warnaco Group, Inc., a global apparel company. From 1996 to 2002, Mr. Gromek served as President and Chief Executive Officer of Brooks Brothers, Inc., a clothing retailer. Over the last 25 years, Mr. Gromek has held senior management positions with Saks Fifth Avenue, Limited Brands, Inc. and AnnTaylor Stores Corporation. Mr. Gromek is a member of the Board of Directors of Wolverine World Wide, Inc., a footwear and apparel company, The Children’s Place Retail Stores, Inc., a children’s specialty apparel retailer and Guess?, Inc., a global apparel and accessories company. Mr. Gromek also serves on the Board of Directors of Ronald McDonald House, Stanley M. Proctor Company and J. McLaughlin, as a member of the Board of Governors of the Parsons School of Design, as a member of the Board of Trustees of the Trevor Day School and as Chairman of the Board of the New School. He was previously a member of the Advisory Board of the Fashion Institute of Technology.
Mr. Gromek was elected to serve on our Board of Directors because of his extensive experience and strong track record as an executive in the retail industry and his public board governance experience.

Thomas H. Johnson has been a director since April 2012. Mr. Johnson has been Managing Partner of THJ Investments, L.P., a private investment firm, from November 2005 to the present. Since 2008, he has also served as Chief Executive Officer of The Taffrail Group, LLC, a private strategic advisory firm. Mr. Johnson served as Chairman and Chief Executive Officer of Chesapeake Corporation, a specialty packaging manufacturer, from August 1997 to November 2005. From 1989 until 1997, Mr. Johnson served as President and Chief Executive Officer of Riverwood International, an integrated packaging and forest products company. From 1976 to 1989, Mr. Johnson served in various leadership positions with Mead Corporation, a paper products company, including President, Paperboard Division; President, Coated Board Division; Director, Strategic Planning and Corporate Development; and as an executive of Mead Consumer Products Division. Mr. Johnson has served as a director of GenOn Energy, Inc., a wholesale generator of electricity, and is currently a director of Coca-Cola Enterprises, Inc., an independent Coca-Cola bottler and distributor of bottle and can refreshments, with operations primarily in Europe, and Universal Corporation, a leaf tobacco merchant and processor.
Mr. Johnson was elected to serve on our Board of Directors because of his extensive international management experience. Mr. Johnson’s service on the boards and audit committees of other public companies also provides our Board with financial, operational and strategic expertise.
Alexander W. Smith has been a director since December 2013. Since joining Pier 1 Imports in February 2007, he has served as its President and Chief Executive Officer and on its Board of Directors. Mr. Smith has over 30 years of retail and international branding experience. Prior to joining Pier 1 Imports, Mr. Smith served as Group President of the TJX Companies, Inc., where he oversaw the operations and development of Home Goods, Marshalls, and TJ Maxx plus a number of corporate functions. He was instrumental in the development of the TK Maxx stores in Great Britain and oversaw international operations. From 2007 to 2011, Mr. Smith also served as a director of Papa John’s International, Inc., including as chairman of its compensation committee and as a member of its audit committee. He has a bachelor’s degree in biological sciences from the University of East Anglia.
Mr. Smith was elected to serve on our Board because of the depth of his experience in the fields of international retailing operations and brand management, and because of his public company experience as an executive and director.
Certain Arrangements
In connection with our April 2012 initial public offering (“IPO”), we entered into a director nomination agreement with Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited and Officers Nominees Limited or, together with their permitted transferees, the Doughty Hanson Funds, that provides for the right of the Doughty Hanson Funds to nominate individuals to our Board of Directors. So long as the Doughty Hanson Funds own 10% or more of our outstanding common stock, the Doughty Hanson Funds will have the right (but not have the obligation) to nominate two individuals to our Board of Directors, and so long as the Doughty Hanson Funds own 3% or more but less than 10% of our outstanding common stock, the Doughty Hanson Funds have the right (but not have the obligation) to nominate one individual to our Board of Directors. Subject to limited exceptions, we will include these nominees in the slate of nominees recommended to our stockholders for election as directors. In the event the Doughty Hanson Funds have nominated less than the total number of designees that the Doughty Hanson Funds are entitled to nominate pursuant to the director nomination agreement, then the Doughty Hanson Funds have the right, at any time, to nominate such additional designee(s) to which it is entitled, in which case, the members of our Board of Directors will take all necessary corporate action to increase the size of our Board as required to enable the Doughty Hanson Funds to so nominate such additional designees and designate such additional designees nominated by the Doughty Hanson Funds to fill such newly created vacancies. As of March 21, 2016, the Doughty Hanson Funds owned 13.4% of our outstanding common stock. Christopher J. L. Fielding was appointed to the Board effective December 9, 2013 as a Doughty Hanson Funds nominee under the nomination agreement and remains a Doughty Hanson nominee.
Pursuant to our employment agreement with Mr. Griffith, originally entered into on December 22, 2008, and amended and restated on March 11, 2015, we agreed to nominate Mr. Griffith to our Board of Directors.
Audit Committee
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Audit Committee assists our Board of Directors in its oversight of the integrity of our financial statements, our independent registered public accounting firm’s qualifications and independence and the performance of our independent registered public accounting firm. The Audit Committee: reviews the audit plans and findings of our independent registered public accounting firm and our internal audit and risk review staff, as well as the results of regulatory examinations, and tracks management’s corrective action plans where necessary; reviews our financial statements, including any significant financial items and changes in accounting policies, with our senior management and independent registered public accounting firm; reviews our financial risk and control procedures, compliance programs and significant tax, legal and regulatory matters; and has the sole discretion to appoint annually our independent registered public accounting firm, evaluate its independence and performance and set clear hiring policies for employees or former employees of the independent registered public accounting firm.
The Audit Committee held six meetings during 2015. Our Audit Committee is currently composed of three members, Ms. Bennett, Mr. Johnson (chairperson) and Mr. Smith. Our Board of Directors has determined that Mr. Johnson is qualified as an “audit committee financial expert” within the meaning of SEC regulations. All of the members of the Audit Committee are financially literate and have accounting or related financial management expertise within the meaning of the NYSE rules. Our Board of Directors has determined that Ms. Bennett and Messrs. Johnson and Smith meet the definition of an “independent” director under each of the NYSE listing standards and Rule 10A-3 of the Exchange Act.
Compensation Committee
Our Compensation Committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The Compensation Committee reviews and approves corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and recommends the compensation of these officers based on such evaluations. The Compensation Committee also administers the issuance of stock options and other awards under our equity compensation plans and prepares the Compensation Committee report required by SEC rules to be included in our annual report or proxy statement. The current members of our Compensation Committee are Mr. Fielding, Mr. Gromek (chairperson) and Mr. Johnson, each of whom qualifies as an “independent” director as defined under the applicable rules and regulations of the SEC and the NYSE.
The Compensation Committee held seven meetings during 2015.
To the extent permitted by applicable law and the provisions of the 2012 Long-Term Incentive Plan, as amended, on an annual basis the Compensation Committee approves a pool of shares (expressed as a dollar value amount) with respect to which it delegates authority to Mr. Griffith and Mr. Mardy to grant stock options and restricted stock units to non-executive employees within certain limits, including a prohibition on making grants to direct reports and per person limits, which authority is generally used to facilitate making new hire grants and to recognize promotions or reward special accomplishments and achievements. The Compensation Committee also approves a pool of shares (expressed as a dollar value amount) for annual grants of stock options and restricted stock units to non-executive employees, and thereafter Mr. Griffith and Mr. Mardy are authorized to determine the amounts and recipients of the annual awards (which are made on the third trading day after the public release of annual financial results), subject to certain limitations established by the Compensation Committee. With respect to restricted stock unit awards, Mr. Griffith and Mr. Mardy act as the members of the Restricted Stock and Restricted Stock Unit Committee of the Board of Directors, to which this authority is delegated.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is responsible for making recommendations to our Board of Directors regarding candidates for directorships and the size and composition of our Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to our Board concerning governance matters. The current members of our Nominating and Corporate Governance Committee are Ms. Bennett, Mr. Gromek and Mr. Smith (chairperson), each of whom qualifies as an “independent” director as defined under the applicable rules and regulations of the SEC and the NYSE.
The Nominating and Corporate Governance Committee held four meetings during 2015.
Stockholder Nominations
During the fourth quarter of fiscal year 2015, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC and the NYSE. Based solely on a review of such reports and written representations from the directors and executive officers, the Company believes that all such filing requirements were met during 2015.
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
The Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the Code of Ethics for Principal Executive and Senior Financial Officers are available on the Investor Relations page of our website (www.tumi.com). Any amendments to these codes, or any waivers of their requirements, will be disclosed on our website. Information on, or accessible through, our website is not part of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Executive Summary
In administering 2015 compensation and evaluating the named executive officers and their performance, the Board of Directors and Compensation Committee considered the financial and nonfinancial dynamics of operating in the global and premium retail industry, the importance of rewarding and retaining talented, experienced executive officers to continue to guide the Company, and the alignment of executive compensation programs with stockholders’ interests.
2015 Financial Performance

•	Net sales increased 4% to $548 million in 2015 (or 7% to $563 million on a constant currency basis*) from $527 million in 2014.
•	Gross profit increased 7% to $327 million in 2015 from $306 million in 2014.
•	Operating income increased 4% to $96.9 million in 2015 (or 8% to $101 million on a constant currency basis*) from $93.4 million in 2014.
2015 Nonfinancial Performance

•	Continued to expand our global presence.
•	Broadened our product base with women’s and accessories, out fastest growing segments.
•	Redesigned and launched our new website, www.tumi.com.
•	Bolstered our standing as a global premium travel lifestyle brand.
•	Demonstrated broad-based growth, stemming from our industry-leading product innovation, impactful marketing programs, channel penetration, and growth in existing and new markets.
Stockholder Alignment

•	Stockholder alignment was supported and motivated by Tumi's strong equity mix in the compensation of the CEO and other Tumi executives.
•
Tumi's CEO alignment with stockholders is reinforced by the CEO's stock ownership levels, as shown on the Beneficial Ownership table included in this Proxy Statement, and pay mix, depicted below, through which 62.5% is performance-based and 50% is equity-based.

•
Tumi's 2015 total shareholder return ("TSR") (-29.9%) is closely aligned with the median TSR of Tumi’s peers
(-30.3%). As illustrated in the graph below, Tumi’s 2015 TSR is highly correlated with its peers, which suggests the macroeconomic factors impacting Tumi’s performance in 2015 had a similar impact on our peers.

•	Over a three-year period, Tumi’s TSR (-7.3%), is also closely aligned with the median of Tumi’s peers (-8.0%) measured over the same period.
_____________________
* See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation— Key Performance Indicators" in the Original Filing for a discussion of "constant currency" performance measures and reconciliation to the closest GAAP measures.

20.0%
10.0%
0.0%
-10.0%
-20.0%
-30.0%
-40.0%
-50.0%
2015 Total Shareholder Return
Jan-15
Feb-15
Apr-15
Jun-15
Jul-15
Sep-15
Nov-15
Dec-15
Tumi
Peer Average

Pay for Performance Alignment

•	Tumi set challenging annual incentive goals in 2015. Despite achieving record profit levels, the annual cash bonus paid out at 49% of target.
•
Tumi's commitment to pay for performance alignment begins with the CEO, whose 2015 target total direct compensation included 62.5% pay at risk. Other than salary and time-based restricted stock units (RSUs), all other 2015 compensation components were at risk: annual cash bonus, stock options, and performance-based restricted stock units (PRSUs).

CEO Pay Mix

•	The 2015 total compensation for the other named executive officers covered in this document also has a strong emphasis on equity:

Type of Compensation	% of Target Compensation
Base Salary	45% to 49%
Annual Cash Bonus	19% to 23%
Stock Options	15% to 17%
Performance-based RSUs	7% to 8%
Time-based RSUs	7% to 8%
Investor Support

•
At its annual meeting held in May 2015 (the "2015 Annual Meeting") 98% of the shares present and voting approved the compensation of the named executive officers on an advisory basis, known as “say on pay.”

Overview
The following Compensation Discussion and Analysis (“CD&A”) provides information regarding the objectives and components of our compensation philosophy, policies and practices with respect to the compensation of our named executive officers. Our named executive officers for the year ended December 31, 2015 were:

•	Jerome S. Griffith, Chief Executive Officer and President;
•	Michael J. Mardy, Chief Financial Officer and Executive Vice President;
•	Steven M. Hurwitz, Senior Vice President—Product Development, Manufacturing and Sourcing;
•	Peter L. Gray, Executive Vice President, General Counsel and Secretary;
•	Adam Levy, Former President, Retail; and
•	David J. Riley, Senior Vice President, Finance and Chief Accounting Officer
The Compensation Committee of our Board of Directors (the “Compensation Committee”) has overall responsibility for the compensation program for our named executive officers. Members of the Compensation Committee are appointed by our Board of Directors, and our Compensation Committee consists entirely of independent directors, as defined under the applicable rules and regulations of the SEC, the NYSE and the Internal Revenue Service. Procedurally, the Compensation Committee reviews all matters of executive compensation and recommends such matters for approval by all of the independent members of the Board of Directors who are both “non-employee directors” for the purposes of Section 16 under the Exchange Act and “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. All references in this CD&A to the Board of Directors refer to such independent members of the Board.

Key 2015 Compensation Activities

•
Reviewed executive pay benchmarking against peer group, where data was available, and retail industry for each of the named executive officers and concluded that compensation approximated the median for the group as a whole.

•	Established and reviewed peer group incentive design characteristics.
•
The 2015 bonus plan, consistent with the design implemented in 2014, was based on pre-established financial metrics, namely operating income and net revenue growth, with specific threshold, target, and stretch goals established for each metric.

•
The 2015 long-term incentive vehicles were stock options, performance-based restricted stock units and, as a new feature for 2015, time-based restricted stock units. The performance-based restricted stock unit design, as discussed below, measures a pre-established metric over a multi-year period against specific threshold, target, and stretch goals.

•	Both the bonus plan and long-term incentives were designed and established to align stockholders’ and management’s interest, and to provide retentive value.
•	Modified employment and change in control agreements. Key changes made include:
○ Removing the 280G gross-up provision from the Chief Executive Officer's employment agreement.
○ Enhancing severance provisions for the named executive officers, in line with market practices, in the event of termination before and after a change in control.
All of the modifications are discussed in more detail under “Employment Arrangements with Named Executive Officers” and “Potential Payment upon Termination or Change in Control" elsewhere in this Annual Report.

•	Adopted stock ownership guidelines including:
	○	Six times base salary for Chief Executive Officer
	○	Three times base salary for Chief Financial Officer
	○	One and one half times base salary for other executive officers, including the named executive officers
	○	Three times annual cash retainer for non-employee members of the Board of Directors
We strive to follow best practices in our executive compensation program. Key features of this program are set forth below:

What We Do

•	We pay for performance
•	We consider peer groups in establishing compensation
•	We schedule and price stock option and restricted stock unit grants to promote transparency and consistency
•	We have double-trigger equity vesting in the event of a change in control
•	We have a conservative compensation risk profile
•	We retain an independent compensation consultant

What We Don’t Do

•	We do not pay dividend equivalents on stock options or performance shares
•	We do not allow share recycling
•	We do not allow repricing underwater stock options (including cash outs)
•	We do not allow hedging, pledging or short sales of Company stock
•	We do not allow our shares to be held in margin accounts
•	We do not pay tax gross-ups

Compensation Philosophy and Objectives
Tumi’s compensation philosophy is to provide competitive salaries and incentives to achieve superior financial performance. Our executive compensation program is designed to meet the following objectives:

•	Attract and retain executive officers who contribute to our success;
•	Align compensation with our business mission, strategy and goals;
•	Align the interests of our executive officers with the interests of our stockholders; and
•	Motivate and reward high levels of performance.
These objectives collectively seek to link compensation to our overall financial performance, which helps to ensure that the interests of our named executive officers are aligned with the interests of our stockholders. These objectives serve as guiding principles in our compensation program design.
Components of Executive Compensation
The principal components of compensation for our named executive officers for 2015 consisted of base salary, an annual cash bonus, long-term incentive compensation and other benefits, as further described in the table below:

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element
Base Salary	Core responsibilities, years of service with the Company and experience in similar positions at other companies	Provide a regular and stable source of income to named executive officers
Annual Cash Bonus	The Company achieving specific corporate business objectives over which the named executive officers have reasonable control or influence
Focus named executive officers on specific annual goals that contribute to the Company's long-term success

Provide annual performance-based cash compensation

Align participants on important annual performance metrics

Long-term Incentive Compensation	Focusing on long-term corporate business objectives Focusing on driving long-term stockholder value Continuing employment with the Company during the vesting period
More closely align named executive officers' interests with stockholders' interests

Reward named executive officers for building stockholder value

Encourage long-term investment in the Company and strategy development by the named executive officers

Retain named executive officers

Other Benefits
In the case of health and welfare benefits that are offered to all full-time employees, providing support to named executive officers and their families throughout various stages of their careers with the Company

Core responsibilities, years of service with the Company and experience in similar positions at other companies
Attract and retain named executive officers with appropriate health and welfare benefits Limited perquisites to convey additional value in connection with performing job duties
Determining the Amount of Each Component of Compensation
Overview
The amount of each component of our compensation program is determined on an annual basis by our Board of Directors, after receiving a recommendation by the Compensation Committee, taking into consideration compensation programs of comparable companies and the competitive market for our named executive officers and general economic factors. In 2015, as in prior years, our approach has been to provide named executive officers with a base salary and an annual cash bonus opportunity and long-term incentive compensation that were generally competitive with the level of those elements paid for comparable positions at comparable companies.

After the year is over, our Compensation Committee reviews the performance of the named executive officers to determine the achievement of annual incentive compensation targets and to assess the overall functioning of our compensation plans against our goals.
Base salary
Our Compensation Committee reviews our named executive officers’ base salaries on an annual basis taking into consideration each individual’s responsibilities and experience, market and peer compensation levels and other discretionary factors deemed relevant by our Compensation Committee. Such other factors may include material changes in position or responsibilities, prior performance, overall corporate performance and competitive marketplace for executive talent. The Compensation Committee recommends any base salary adjustments to the Board of Directors for approval.
We believe our base salaries are set at levels that allow us to attract and retain executives in competitive markets. The level of base pay for each named executive officer in 2015 was determined with the goal of setting compensation for our named executive officers at approximately the 50th percentile relative to survey data. Base salary is evaluated at the beginning of the year, and if any changes are deemed appropriate, the adjustments are typically made at the mid-point of the year. Effective July 1, 2015, the salaries of our named executive officers were increased by approximately 3%, in light of the Compensation Committee’s review of benchmarking data (as discussed below) and general market conditions, as reviewed in early 2015. Mr. Griffith’s base salary remained unchanged, as the Compensation Committee viewed his base salary as competitive and in line with market and peer data which it had reviewed. Base salaries were, on average, 44% of the total target compensation of the named executive officers as a group (with Mr. Griffith’s salary comprising 25% of his total target compensation).
The base salaries as approved in 2015 (which took effect in July 2015) as compared with base salaries approved in 2014 (which took effect in July 2014) are set forth in the table below.

Name	2014 Base Salary	2015 Base Salary
Jerome S. Griffith	$885,000	$885,000
Michael J. Mardy	$473,800	$488,014
Steven M. Hurwitz	$448,050	$461,491
Peter L. Gray	$402,000	$414,060
Adam Levy(1)	$427,450	$440,273
David J. Riley	$280,000	$288,400
__________________
(1) Mr. Levy resigned from the Company, effective September 3, 2015.
Annual cash bonus
Pursuant to the terms of their employment arrangements with us, each of Messrs. Griffith, Mardy, Hurwitz, Gray and Riley are eligible to earn a target annual bonus. For 2015, the target bonus amount for Messrs. Griffith, Mardy, Hurwitz, Gray and Riley was set at 100%, 50%, 45%, 45% and 40%, respectively, of each such individual’s base salary, at target performance. Mr. Levy’s target annual bonus was set at 45%, but due to his resignation he was not eligible to earn any bonus payment. Pursuant to the cash bonus plan, each executive could earn between zero and two times his targeted bonus amount. No minimum bonus payment was guaranteed for any of our named executive officers. The targeted bonus percentages for the named executive officers were unchanged from 2014, with the exception of Mr. Griffith. With respect to Mr. Griffith, the Committee and Board reviewed peer and market data in 2014 and concluded that his compensation was below the median with respect to bonus potential and long-term incentives. Consequently, in light of the competitive data reviewed by the Compensation Committee, Mr. Griffith’s bonus percentage for 2014 was set at 75% with the intent to increase it to 100% in 2015, which action was taken for 2015.
Our annual cash bonus program for 2015 was implemented pursuant to the Tumi Holdings, Inc. 2012 Long-Term Incentive Plan and performance was measured relative to two metrics, operating income and net sales growth. The influence of each metric was weighted, such that 70% of the bonus amount related to operating income and 30% of the bonus amount related to net sales growth. This bonus plan design was consistent with that developed for 2014 and was implemented to encourage management to achieve profitable growth.
Threshold, target and maximum levels of performance were established for each metric. The bonus program contemplated increasing levels of payout for performance at higher levels, with 50% payout relating to the threshold level, 100% payout relating to the target level and 200% payout relating to the maximum level, with a sliding scale between levels. If the threshold performance level was not attained, no bonus was to be paid with respect to such metric.

The performance required for the target level for each metric was set relative to the Company’s internal budget and goals for each metric. The threshold level was set at 85% of the target level, and the maximum level was set at 115% of the target level for net sales growth. For operating income, the threshold level was set at the level of performance achieved in 2014, indicating that the component would only begin to be earned when operating income performance equaled the 2014 level. The maximum level for operating income was set at 115% of target. A table summarizing the plan design, metrics, and performance levels, is set forth below:

	Weight	Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)
Operating Income	70%	$93.4 million	$105.6 million	$121.4 million
Net Sales Growth	30%	$51 million	$60 million	$69 million
At the time it set the targets, the Board believed that the metrics at the target level were attainable, yet challenging, as $105.6 million of operating income represented a 13% increase over 2014 operating income performance and $60 million of net sales growth represented an 11% increase over 2014 revenue performance.
For 2015, the Company achieved net sales growth of approximately $20.5 million or 4% over the 2014 level, which was below the threshold which had been established. Consequently, no portion of the bonus related to net sales growth was earned or paid.
For 2015, the Company achieved operating income of $96.9 million. In addition, the Compensation Committee and Board of Directors, as permitted by the Company’s 2012 Long-Term Incentive Plan, adjusted the achieved performance level to take into consideration certain unbudgeted business development related expenses incurred during 2015. Giving effect to these adjustments, operating income performance was measured at $98.3 million, which was in excess of the threshold amount, but less than the target amount. Applying a sliding scale between the threshold payment level of 50% and the target payment level of 100%, the operating performance yielded a 70% payout of the operating income metric. After applying the 70% weighting to the operating income performance level, a payout of 49% was earned by the named executive officers pursuant to the cash bonus plan. Neither the Compensation Committee nor the Board exercised any discretion with respect to the bonus amounts, which are set forth below.

Name	Target Cash Bonus for 2015	Actual Bonus Earned in 2015	Actual Bonus Earned as % of Target
Jerome S. Griffith	$885,000	$433,791	49%
Michael J. Mardy	$244,007	$119,602	49%
Steven M. Hurwitz	$207,671	$101,792	49%
Peter L. Gray	$186,327	$91,330	49%
Adam Levy(1)	$198,123	—	—%
David J. Riley	$115,360	$56,545	49%
____________________

(1)	Mr. Levy resigned from the Company, effective September 3, 2015, and was ineligible to receive a bonus payment.
Long-term incentive compensation
The Company uses equity awards, both time-based and performance-based, as its long-term incentive compensation vehicles. These are comprised of stock options, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). RSUs were introduced into the Company’s compensation design in 2015, in order to provide retentive value. Awards are typically made in the first quarter of the fiscal year, on the third trading day after the release of financial results for the completed prior year, in connection with other annual compensation decisions. Awards may also be given from time to time during the year in recognition of exemplary achievement, promotions or other compensation adjustments.
In accordance with this practice, for 2015, the annual equity awards made to the named executive officers, were awarded and based on the value of the common stock on March 3, 2015, the third trading day after the public release of the Company’s financial results for 2014. The relative value of each of the equity awards, as a percent of total long-term incentive, were 50% stock options, 25% RSUs and 25% PRSUs.
Our Chief Executive Officer makes recommendations with respect to equity awards for each executive officer (other than himself) to the Compensation Committee. Our Board of Directors retains full discretion to set the grant amount. In determining the type and size of an award to an executive officer, our Board of Directors, in consultation with the

Compensation Committee, generally considers, among other things:

•	Company and individual performance;
•	the executive officer’s current and expected future contributions to the Company;
•	the effect of a potential award on total compensation and pay philosophy; and
•	internal pay equity relationships.
Stock Options
Stock options awarded by the Company in 2015 vest annually in three equal installments on each of the first three anniversaries of the date of grant, subject to continued service and the other terms and conditions set forth in the stock option agreement governing the terms of the grant. Because a financial gain from these options is only possible if the price of our common stock has increased and because these options vest over a three-year period, these grants are intended to encourage our executives to take actions that will increase the value of the Company by aligning the interests of management and stockholders over an extended time frame. The value of the stock option awards to each of the named executive officers in 2015 were as follows: Mr. Griffith - $885,000; Mr. Mardy - $175,000; Mr. Hurwitz - $140,000; Mr. Gray - $140,000; Mr. Levy - $140,000 and Mr. Riley - $100,000. These grant date values were then expressed as a number of stock options based on the Black-Scholes valuation of common stock on March 3, 2015. Each option has an exercise price of $23.25 per share, the closing price of the common stock on the date of grant. The following table sets forth the stock option awards to each of the named executive officers:

Name	Number of Shares Underlying Stock Options
Jerome S. Griffith	87,106
Michael J. Mardy	17,224
Steven M. Hurwitz	13,779
Peter L. Gray	13,779
Adam Levy(1)	13,779
David J. Riley	9,842
________________

(1)	Award forfeited upon Mr. Levy’s resignation.
RSUs
As mentioned above, in 2015 the Company modified its mix of equity awards to include a component of RSUs, in order to provide retentive value. The value of the RSU awards to each of the named executive officers were as follows: Mr. Griffith - $442,500, Mr. Mardy - $87,500, Mr. Hurwitz - $70,000, Mr. Gray - $70,000, Mr. Levy - $70,000, and Mr. Riley - $50,000. These values were then expressed as a number of RSUs, based on the value of the common stock on March 3, 2015. These awards vest annually over a three-year period.
The following table sets forth the RSU awards made to each of the named executive officers in 2015:

Name	Number of RSUs
Jerome S. Griffith	19,032
Michael J. Mardy	3,763
Steven M. Hurwitz	3,010
Peter L. Gray	3,010
Adam Levy(1)	3,010
David J. Riley	2,150
________________

(1)	Award forfeited upon Mr. Levy’s resignation.
PRSUs
As it had in 2014, in 2015, the Company granted the named executive officers PRSUs in order to encourage the attainment of long-term financial goals and performance. Each named executive officer was awarded an amount of PRSUs (each representing the contingent right to receive one share of common stock) which will vest, if at all, at the conclusion of a three-year period covering fiscal years 2015, 2016 and 2017 (the “Performance Period”). The Board established a performance budget related to the PRSUs, with one metric, earnings per share. The PRSUs may be earned, and become vested, in the event that a certain level of compound annual growth rate (CAGR) for earnings per share is achieved for the Performance Period. As in 2014, the Board chose this metric as it focuses the named executive officers on increasing earnings per share over a multi-year period and driving longer-term stockholder value. While the metric for the PRSUs differs from the metric used in the cash bonus plan, similar to the design utilized in the cash bonus plan, each named executive officer was awarded a targeted number of PRSUs and based on the earnings per share performance for the Performance Period, may earn in the range of 50% (for threshold performance), 100% (for target performance) and 200% (for maximum performance) of the targeted number of PRSUs. If the threshold level of CAGR for earnings per share is not achieved, no PRSUs will be earned and the PRSUs will expire. The targeted value of the PRSU awards to each of the named executive officers were as follows: Mr. Griffith - $442,500; Mr. Mardy - $87,500; Mr. Hurwitz - $70,000; Mr. Gray - $70,000; Mr. Levy - $70,000; and Mr. Riley - $50,000. These values were then expressed as a number of PRSUs, based on the value of the common stock on March 3, 2015. The table below depicts the plan and the number of PRSUs which may be earned by each of the named executive officers:

Name	Threshold	Target	Maximum
Jerome S. Griffith	9,516	19,032	38,064
Michael J. Mardy	1,882	3,763	7,526
Steven M. Hurwitz	1,505	3,010	6,020
Peter L. Gray	1,505	3,010	6,020
Adam Levy(1)	1,505	3,010	6,020
David J. Riley	1,075	2,150	4,300
_______________

(1)	Award forfeited upon Mr. Levy’s resignation.
Limited perquisites and other benefits
Historically, in light of our private equity ownership prior to our IPO, and our corporate culture, we use limited perquisites for our executives, and our executives receive other benefits in line with those offered to our employees generally. These benefits, such as our basic health benefits, 401(k) plan with matching contributions, life insurance, paid time off, matching charitable gifts program, tuition reimbursement and discounts on certain Tumi products, are intended to provide a stable array of support to our employees, and these core benefits are provided to all employees. Additionally, Messrs. Griffith, Mardy, Hurwitz, Gray and Riley receive (and Mr. Levy, during his employment, received) an automobile allowance.
Employment and Severance Arrangements
We have employment and other arrangements with each of our named executive officers which provide for "at-will" employment and define compensation and benefits payable to them in certain termination scenarios, giving them some certainty regarding their individual outcomes under these circumstances. Each such agreement includes provisions that (1) prohibit the executive from competing against us (or working for a competitor) during a specified period after the executive leaves the Company, and (2) provide severance payments upon the executive’s termination of employment by us for other than “Cause,” (and by the executive for "Good Reason" in the case of Mr. Griffith) both before and after a Change in Control or by the executive for "Good Reason" after a change in control. We believe the employment agreements are a necessary component of the compensation package provided to our named executive officers because: (1) the noncompetition provisions protect us from a competitive disadvantage if one of the named executive officers leaves the Company; and (2) the severance provisions serve as an effective recruiting and retention tool. Our Board of Directors approved these agreements and reviews them on an as-needed basis, based on market trends or on changes in our business environment. These agreements and arrangements were initially established with the named executive officers when they commenced employment with the Company, and in late 2014 and early 2015, the Compensation Committee began a detailed review of the agreements to address a tax gross-up provision contained in Mr. Griffith’s agreement and, with the assistance of our compensation consultant, reflect current market practice and terms, as many of these agreements were entered into five to ten years ago and while the Company was privately-held. In March 2015, the agreements were amended and restated and new agreements were provided to executives who previously held offer letters.
The terms of the employment agreements are described in more detail below under “Employment Arrangements with Named Executive Officers.” Additional information regarding the severance and change in control benefits provided under the employment agreements is provided below under “Potential Payments upon Termination or Change in Control.”

Role of Executives in Executive Compensation Decisions
Our Compensation Committee generally seeks input from Mr. Griffith when discussing the performance of and the compensation levels for the other named executive officers. Our Compensation Committee also works with Mr. Mardy in evaluating the financial, accounting, tax and retention implications of our various compensation programs. The Compensation Committee then makes recommendations regarding executive compensation to the Board of Directors, which includes Mr. Griffith and Mr. Mardy, for approval by the Board of Directors. Mr. Mardy and Mr. Griffith do not play any role in setting their own compensation, or in approving the compensation of the other named executive officers. Mr. Griffith makes recommendations to the Compensation Committee and the Board of Directors regarding the compensation of our other named executive officers.
Tumi believes that Mr. Griffith is in the best position to assess performance of our other named executive officers. However, decisions about individual compensation elements, including those related to Mr. Griffith, are ultimately recommended by the Compensation Committee and approved by the independent members of the Board using its judgment, focusing primarily on the executive officer’s performance and Tumi’s overall performance. The Compensation Committee routinely meets in executive session without management or Mr. Griffith present.
Other Compensation-Related Practices and Policies
Executive Officer Stock Ownership Guidelines
In 2015, we adopted stock ownership guidelines that require our Chief Executive Officer and President to own shares equal in value to six times his base salary, our Chief Financial Officer and Executive Vice President to own shares equal in value to three time his base salary and our other executive officers to hold shares equal in value to one and one half times each such executive officer’s base salary. Executives have five years to meet the guidelines, compliance is measured at the end of each calendar year and the value of shares of common stock owned, as well as in-the-money stock options, is considered when assessing compliance. At December 31, 2015, each of Mr. Griffith and Mr. Mardy met the guidelines.
Insider Trading Policy
We have maintained an insider trading policy since our initial public offering. The policy applies to the officers and directors of the Company, as well as other individuals who have access to material non-public information. We believe the policy serves to provide a framework for compliance with securities laws and regulations, as well as make clear the behaviors which we believe are speculative and expose the individual and the Company to the risks of trading of stock when otherwise prohibited, or the appearance of impropriety. Accordingly, the policy explicitly prohibits hedging of shares, pledging of shares, short-selling, trading options, warrants, puts and calls or similar instruments on Company securities and holding shares of the Company’s common stock in margin accounts.
Tally Sheets
From time-to-time the Compensation Committee is provided a “tally sheet” report prepared by management for each named executive officer. The tally sheet includes, among other things, total annual compensation, the value of unexercised or unvested equity compensation awards, and amounts payable upon termination of employment under various circumstances, including following a change in control. The Compensation Committee uses tally sheets to provide additional perspective on the value the executives have accumulated from prior equity awards and the retentive value of such awards.
Use of Consultants and Other Advisors
The Compensation Committee has retained Pay Governance LLC to assist the Compensation Committee with its responsibilities related to the Company’s executive and Board of Director compensation programs. Pay Governance’s responsibilities to the Compensation Committee included providing:

•	Competitive market data and advice related to the Chief Executive Officer’s compensation level and incentive program;
•	A review of Company compensation levels, annual and long-term incentive program design (including performance objectives); and
•	Information on executive compensation philosophy considerations.
As part of the Company’s evaluation of Pay Governance, the Compensation Committee considered the following independence factors related to Pay Governance: (i) that no other services were provided to us by Pay Governance in 2015, (ii) the fees paid by the Company as a percentage of Pay Governance’s total revenue, (iii) policies or procedures of Pay Governance that are designed to prevent conflicts of interest, (iv) any business or personal relationships between Pay

Governance’s senior advisor for the Company and a member of the Compensation Committee, (v) any business or personal relationship of Pay Governance or its senior advisor for the Company and a Company executive and (vi) any Company stock owned by the senior advisor of Pay Governance. The Compensation Committee discussed these considerations and concluded that the work performed by Pay Governance and its senior advisor involved in the engagement did not raise any conflict of interest and that both are independent under the Compensation Committee’s charter and applicable SEC and NYSE-listed company rules.
Benchmarking
The Compensation Committee considers a number of factors in making compensation decisions. This includes the compensation practices of peer companies in the retail industry, which we refer to as the Custom Peer Group. These companies are chosen by the Compensation Committee after considering the recommendations of Pay Governance LLC and management. We developed our Custom Peer Group by considering competitors identified by industry, size, growth rate and equity analysts, as well as by internal resources, and companies who identify Tumi as a peer in their proxy disclosures. We believe these companies to have similarities to our business and reflect the market in which we compete for executive talent. The Compensation Committee reviews the composition of the Custom Peer Group at least annually, and considers additions or deletions. In late 2014 and early 2015, the Compensation Committee reviewed the Custom Peer Group then being considered by the Company and determined that due to one company (R.G. Barry) having gone private, and one company (Body Central) having a comparatively small market capitalization, those companies would be removed from the Custom Peer Group for 2015. The Committee sought to include additional companies to the Custom Peer Group to increase the sample size considered for comparison purposes. Following this review, the Committee added five companies to the Custom Peer Group: Chico’s FAS, Inc., G-III Apparel Group, Ltd., Kate Spade & Company, Restoration Hardware Holdings, Inc. and Vitamin Shoppe, Inc. Accordingly, the companies in the 2015 Custom Peer Group were:

•	Chico's FAS, Inc.
•	Francesca’s Holdings Corporation
•	G-III Apparel Group, Ltd.
•	Iconix Brand Group, Inc.
•	Kate Spade & Company
•	Movado Group, Inc.
•	Oxford Industries, Inc.
•	Perry Ellis International, Inc.
•	Restoration Hardware Holdings, Inc.
•	Tilly’s, Inc.
•	Vera Bradley, Inc.
•	Vince Holding Corp.
•	Vitamin Shoppe, Inc.
•	Zumiez Inc.
When making 2015 compensation decisions, in addition to the Custom Peer Group, the Compensation Committee also considered results from the HayGroup’s 2014 Luxury Retail survey and Towers Watson’s 2014 Top Management Compensation Survey Report - U.S.
The Compensation Committee attempts to set the compensation at levels that are competitive with the data sources listed above. The Compensation Committee generally seeks to set the compensation of our executive officers for salary, target bonus, and long-term incentives within a competitive range of the median. An executive’s actual compensation may vary from this amount based on individual performance, incentive payouts, and changes in our stock price. The Compensation Committee uses market data as a source of information but retains the flexibility to set target compensation at levels it deems appropriate for an individual or for a specific element of compensation.
Tax Considerations
Section 162(m) of the Code generally disallows a federal income tax deduction to public corporations for compensation greater than $1 million paid for any fiscal year to the corporation’s five named executive officers. Prior to our IPO in April 2012, our Board of Directors did not take the deductibility limit imposed by Section 162(m) into consideration in setting compensation. Our Compensation Committee has adopted a policy that states, where reasonably practicable, the Compensation Committee will seek to have the variable compensation paid to our named executive officers qualify for an exemption from the deductibility limitations of Section 162(m). The Compensation Committee may, however, in its judgment, authorize compensation payments that do not consider the deductibility limit imposed by Section 162(m) when it believes, in its judgment, that such payments are appropriate to attract and retain executive talent. In addition, transition provisions under Section 162(m) applied for a period of three years following the consummation of our IPO in April 2012 to certain compensation arrangements that were entered into by the Company before it was publicly held.
Compensation Committee Interlocks and Insider Participation
During 2015, our Compensation Committee consisted of Messrs. Fielding, Gromek and Johnson. No member of the Compensation Committee has at any time in the last fiscal year been one of our officers or employees, and none has had any relationships with our Company of the type that is required to be disclosed under Item 404 of Regulation S-K.
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
The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

The Compensation Committee
Joseph R. Gromek (Chairperson)
Christopher J. L. Fielding
Thomas H. Johnson

Summary Compensation Table
The following table sets forth the cash and other compensation that we paid to our named executive officers, or that was otherwise earned by our named executive officers, for their services in all capacities during fiscal 2015, 2014 and 2013.

2015 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Jerome S. Griffith Chief Executive Officer and President	2015 2014 2013	885,000 885,000 868,800	- - -	885,000 600,000 -	885,000 600,000 500,000	433,791 282,114 331,875	- - -	32,116 22,400 22,200	3,120,907 2,389,514 1,722,875
Michael J. Mardy Chief Financial Officer and Executive Vice President	2015 2014 2013	480,907 466,900 450,000	- - -	175,000 175,000 -	175,000 175,000 500,000	119,602 100,690 172,500	- - -	22,017 20,921 20,136	972,526 938,511 1,142,636
Steven M. Hurwitz Senior Vice President—Product Development, Manufacturing and Sourcing	2015 2014 2013	454,771 441,525 427,500	- - -	140,000 140,000 -	140,000 140,000 400,000	101,792 85,696 146,813	- - -	20,871 20,081 19,501	857,434 827,302 993,814
Peter L. Gray(6) Executive Vice President and General Counsel	2015 2014 2013	408,030 396,000 29,918	- - -	140,000 140,000 -	140,000 140,000 500,000	91,330 76,888 -	- - -	23,001 21,995 -	802,361 774,883 529,918
Adam Levy(7) Former President, Retail	2015 2014 2013	305,166 421,225 407,500	- - -	140,000 140,000 -	140,000 140,000 400,000	- 81,756 140,063	- - -	17,006 19,766 19,346	602,172 802,747 966,909
David J. Riley(8) Chief Accounting Officer and Senior Vice President—Finance	2015	284,200	-	100,000	100,000	56,545	-	16,960	557,705
 _________

(1)
The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts that might be paid to or realized by the named executed officers. ASC 718 fair value amount as of the grant date for performance-based restricted stock units, restricted stock units and stock options generally is spread over the number of months of service required for the grant to vest. For information regarding the assumption used in determining the fair value of an award, please refer to Note 16 to Consolidated Financial Statements contained in our Annual Report on Form 10-K for fiscal 2015. An explanation of the vesting of options awards, restricted stock units and performance-based restricted stock units is discussed in the footnotes to the “Grants of Plan-Based Awards for Fiscal 2015” and “Outstanding Equity Awards at 2015 Fiscal Year End” tables below.

(2)
Reflects the aggregate grant date fair value of awards computed in accordance with ASC 718 for restricted stock unit awards and performance-based restricted stock unit awards granted to the named executive officers. The fair value of these awards is based on the closing price of our common stock on the grant date and for the performance-based restricted stock unit awards is calculated at the target share payout level as of the grant date (March 3, 2015). The maximum grant date potential values for the 2015 performance-based restricted stock awards for Messrs. Griffith, Mardy, Hurwitz, Gray, Levy and Riley were $885,000, $175,000, $140,000, $140,000, $140,000 and $100,000, respectively.

(3)
The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 16 to Consolidated Financial Statements contained in our Annual Report on Form 10-K for fiscal 2015.

(4)	Represents the amount paid under our performance-based annual cash bonus program. See “Determining the Amount of Each Component of Compensation-Annual cash bonus” above for more details.

(5)
All other compensation in 2015 consisted of: (a) a car allowance for the following individuals in the following amounts: Mr. Griffith-$12,000, Mr. Mardy-$9,000, Mr. Hurwitz-$9,000, Mr. Gray-$12,000, Mr. Levy-$6,000 and Mr. Riley-$6,000; (b) life insurance premiums paid on behalf of the following individuals in the following amounts: Mr. Griffith-$0, Mr. Mardy-$2,417, Mr. Hurwitz-$1,271, Mr. Gray-$401, Mr. Levy-$406 and Mr. Riley-$360; (c) 401(k) employer matching contributions for the following individuals in the following amounts: Mr. Griffith-$10,600, Mr. Mardy-$10,600,

Mr. Hurwitz-$10,600, Mr. Gray-$10,600, Mr. Levy-$10,600 and Mr. Riley-$10,600; and (d) $9,516 of reimbursement of legal fees to Mr. Griffith in connection with the negotiation of Mr. Griffith’s amended and restated employment agreement.

(6)	Mr. Gray joined the Company in December 2013.

(7)	Mr. Levy resigned from the Company in September 2015.

(8)	Mr. Riley became an executive officer of the Company in February 2015.

Grants of Plan-Based Awards for 2015
The following table sets forth information regarding grants of plan-based awards in fiscal 2015.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2015
Name	Grant Date	Committee/Board Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)(5)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jerome S. Griffith	(6)	(7)	442,500	885,000	1,770,000
						9,516	19,032	38,064				442,500
									19,032			442,500
										87,106	23.25	885,000
Michael J. Mardy	(6)	(7)	122,004	244,007	488,014
						1,882	3,763	7,526				87,500
									3,763			87,500
										17,224	23.25	175,000
Steven M. Hurwitz	(6)	(7)	103,835	207,671	415,342
						1,505	3,010	6,020				70,000
									3,010			70,000
										13,779	23.25	140,000
Peter L. Gray	(6)	(7)	93,164	186,327	372,654
						1,505	3,010	6,020				70,000
									3,010			70,000
										13,779	23.25	140,000
Adam Levy	(6)	(7)	99,061	198,123	396,246
						1,505	3,010	6,020				70,000
									3,010			70,000
										13,779	23.25	140,000
David J. Riley	(6)	(7)	57,680	115,360	230,720
						1,075	2,150	4,300				50,000
									2,150			50,000
										9,842	23.25	100,000
 _________

(1)
Awards made under the Company’s performance-based cash bonus program. Actual amounts earned under the program are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)
The amounts shown reflect number of PRSUs which may vest based on the satisfaction of performance criteria established by the Compensation Committee and Board of Directors. The threshold achievement represents 50% of target and maximum achievement represents 200% of target. Performance below the threshold level results in the PRSUs expiring with no vesting. The PRSUs vest, at target level, under certain circumstances. See “Potential Payments Upon Termination or Change in Control” below. See “Compensation Discussion and Analysis” for further discussion of the PRSUs and performance criteria.

(3)
Restricted stock unit awards vest in three equal annual installments on each of the first three anniversaries of the date of grant, provided that the recipient remains employed by the Company or one of its subsidiaries on each such date. The vesting of the restricted stock units is accelerated under certain circumstances. See “Potential Payments Upon Termination or Change-in-Control.”

(4)
Stock option awards vest in three equal annual installments on each of the first three anniversaries of the date of grant, provided that the recipient remains employed by the Company or one of its subsidiaries on each such date. The vesting and exercisability of the options is accelerated under certain circumstances. See “Potential Payments Upon Termination or Change in Control.”

(5)	The grant date fair value of “All Other Option Awards” is computed based on a value per share of $10.16 on March 3, 2015, computed in accordance with ASC 718.

(6)	The grant date for all equity awards was March 3, 2015.

(7)	The approval date for all equity awards, as well as the non-equity incentive plan awards (the annual performance-based cash bonus plan), was February 20, 2015.
Employment Arrangements with Named Executive Officers
Jerome S. Griffith
We entered into an employment agreement with Mr. Griffith on December 22, 2008. On March 11, 2015, the employment agreement was amended and restated. As amended, the agreement provides, among other things, for Mr. Griffith to serve as Chief Executive Officer and President of the Company for a term that will end with his separation from the Company, at an annual salary of $885,000 (subject to adjustment by the Board of Directors). In addition, Mr. Griffith is eligible to earn an annual target incentive bonus of 100% of his base salary, which bonus will be determined in the discretion of the Board of Directors based on Mr. Griffith’s performance and the Company’s achievement of budgetary and other objectives set by the Board of Directors. Based on performance, Mr. Griffith may earn up to two times the target bonus. During his employment, Mr. Griffith is also entitled to the employee benefits approved by our Board of Directors and made available to our senior management generally and a monthly automobile allowance. Consistent with the prior agreement, the Company agreed to continue to nominate Mr. Griffith as a member of the Board of Directors.
The employment agreement further provides that, subject to certain exceptions, during his employment and a period of 12 months following termination or separation, Mr. Griffith will not (i) compete with us or our affiliates, (ii) solicit any of our employees or consultants, (iii) solicit any of our customers or suppliers or (iv) acquire or attempt to acquire an interest in any business relating to our business with which we have entertained discussions relating to the acquisition of such business by us in the two years immediately preceding his termination or separation. The employment agreement also provides for covenants regarding protection of confidential information and assignment of inventions.
The terms of the amended and restated employment agreement relating to the termination of Mr. Griffith’s employment are discussed below, under “Potential Payments upon Termination or Change in Control.”
Other Named Executive Officers
We entered into employment agreements with Mr. Mardy on November 17, 2004 and Mr. Hurwitz on May 15, 2006. In addition, we extended offer letters to Mr. Levy on October 12, 2011, to Mr. Gray on December 2, 2013 and to Mr. Riley on May 23, 2014. On March 11, 2015, we amended and restated Mr. Mardy’s and Mr. Hurwitz’s employment agreement and entered into employment agreements with Mr. Levy, Mr. Gray and Mr. Riley. The agreements with each of the named executive officers are substantially similar.
Each agreement provides for at-will employment, with title, base salary (subject to adjustment by the Board of Directors) and target bonus (determined in the discretion of the Board of Directors based on the executive’s performance and the Company’s achievement of budgetary and other objectives set by the Board of Directors) as set forth below (base salary gives effect to the adjustments made during 2015):

Name	Title	Base Salary	Target Bonus Percentage
Michael J. Mardy	Chief Financial Officer and Executive Vice President	$488,014	50%
Steven M. Hurwitz	Senior Vice President, Product Development, Manufacturing and Sourcing	$461,491	45%
Peter L. Gray	Executive Vice President and General Counsel	$414,060	45%
Adam Levy(1)	President, Retail	$440,273	45%
David J. Riley	Chief Accounting Officer and Senior Vice President, Finance	$288,400	40%
____________________
(1) Mr. Levy resigned from the Company in September 2015.
During their employment, the executives are also entitled to the employee benefits approved by our Board of Directors and made available to our senior management generally and a monthly automobile allowance.

The employment agreements further provide that during employment and a period of 12 months following termination or separation, the executive will not (i) compete with us or our affiliates, (ii) solicit any of our employees or consultants, (iii) solicit any of our customers or suppliers or (iv) acquire or attempt to acquire an interest in any business relating to our business with which we have entertained discussions relating to the acquisition of such business by us in the two years immediately preceding his termination or separation. The employment agreements also provide for covenants regarding protection of confidential information, assignment of inventions and non-disparagement.

Outstanding Equity Awards at 2015 Year End
The following table sets forth summary information regarding the outstanding equity awards granted to each of the named executive officers as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR END
Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jerome S. Griffith	22,002	33,004(2)	20.45	1/4/2023	19,032	316,502	13,072(5)	217,387
	19,389	38,779(3)	22.95	3/4/2024			9,516(6)	158,251
	—	87,106(4)	23.25	3/3/2025
Michael J. Mardy	22,002	33,004(2)	20.45	1/4/2023	3,763	62,579	3,813(5)	63,410
	5,655	11,310(3)	22.95	3/4/2024			1,882(6)	31,289
	—	17,224(4)	23.25	3/3/2025
Steven M. Hurwitz	17,601	26,403(2)	20.45	1/4/2023	3,010	50,056	3,050(5)	50,722
	4,524	9,048(3)	22.95	3/4/2024			1,505(6)	25,028
	—	13,779(4)	23.25	3/3/2025
Peter L. Gray	18,656	27,985(2)	23.54	12/4/2023	3,010	50,056	3,050(5)	50,722
	4,524	9,048(3)	22.95	3/4/2024			1,505(6)	25,028
	—	13,779(4)	23.25	3/3/2025
Adam Levy	17,601	—	20.45	9/3/2016
	4,524	—	22.95	9/3/2016
David J. Riley	3,225	6,510(3)	23.40	8/12/2024	2,150	35,755	2,137(5)	35,538
	—	9,842(4)	23.25	3/3/2025			1,075(6)	17,877
________

(1)
Restricted stock unit award vests in three equal annual installments on each of the first three anniversaries of the date of grant, March 3, 2015, provided that the recipient remains employed by the Company or one of its subsidiaries on each such date.

(2)
Stock option award vests in five equal annual installments on each of the first five anniversaries of the date of grant (January 4, 2013, other than for Mr. Gray, whose date of grant was December 4, 2013), provided that the recipient remains employed by the Company or one of its subsidiaries on each such date.

(3)
Stock option award vests in three equal annual installments on each of the first three anniversaries of the date of grant (March 4, 2014, other than for Mr. Riley, whose date of grant was August 12, 2014), provided that the recipient remains employed by the Company or one of its subsidiaries on each such date.

(4)
Stock option award vests in three equal annual installments on each of the first three anniversaries of the date of grant (March 3, 2015), provided that the recipient remains employed by the Company or one of its subsidiaries on each such date.

(5)	Represents potential vesting of threshold amount of PRSUs. The PRSUs will vest in March 2017 if the performance criteria are met.

(6)	Represents potential vesting of threshold amount of PRSUs. The PRSUs will vest in March 2018 if the performance criteria are met.
2015 Option Exercises and Stock Vested
There were no stock options exercised nor stock awards that became vested during 2015.
2015 Pension Benefits
Aside from our 401(k) plan, we do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.

2015 Nonqualified Deferred Compensation
We do not maintain any nonqualified deferred compensation plan or arrangements under which our named executive officers are entitled to participate.
Potential Payments upon Termination or Change in Control
The following table summarizes the potential payments and benefits payable to our named executive officers in connection with the termination of their employment, as described in more detail below. The table reflects estimated amounts assuming that termination, as applicable, occurred on December 31, 2015, and gives effect to the employment agreements as amended or entered into in March 2015. The actual amounts that would be paid upon a named executive officer’s termination of employment can be determined only at the time of such event.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
	Termination Without Cause and Without a Change in Control			Termination Without Cause or For Good Reason Within Two Years Following a Change in Control
Name	Severance Pay ($)(1)(2)	Other Benefits ($)(3)	Total ($)	Severance Pay ($)(4)	Accelerated Vesting of Equity Awards ($)(5)	Other Benefits ($)(6)	Total ($)
Jerome S. Griffith	$2,212,500	$33,343	$2,245,843	$5,310,000	$1,067,762	$66,686	$6,444,448
Michael J. Mardy(7)	732,021	14,777	746,798	1,464,042	251,961	29,554	1,745,557
Steven M. Hurwitz	669,162	22,476	691,638	1,338,504	201,556	44,952	1,585,012
Peter L. Gray	600,387	22,476	622,863	1,200,774	201,556	44,952	1,447,282
Adam Levy	—	—	—	—	—	—	—
David J. Riley	403,760	22,476	426,236	807,520	142,569	44,952	995,041
 _________

(1)	With respect to Mr. Griffith, the amount of cash severance reported would also apply in the event of a termination of employment by the executive for “Good Reason.”

(2)
Severance Pay consists of 18 months of base salary and pro rata bonus for Mr. Griffith and 12 months of base salary and pro rata bonus for the other named executive officers. For purposes of this table, the target bonus is used.

(3)
The amounts reported are estimates based on approximate benefit cost for 2015 and represent the approximate cost of 12 monthly payments (18 monthly payments in the case of Mr. Griffith) in an amount equal to the applicable COBRA premium cost for the level of coverage each executive had as an active employee.

(4)	Severance Pay consists of 36 months of base salary and three times target bonus for Mr. Griffith and 24 months of base salary and two times target bonus for the other named executive officers.

(5)
Pursuant to the employment agreements with each of the named executive officers, in the event the employee’s employment or service is terminated by the Company without Cause or by the executive for Good Reason within 24 months after a Change of Control (as defined in the employment agreements), the vesting of all unvested stock options would accelerate and the vesting of all restricted stock units would accelerate, with any performance criteria being deemed to have been achieved at the target performance level. The values provided in this column are calculated by multiplying the number of restricted stock units by the closing price of our common stock on December 31, 2015 or, in the case of stock options, the excess of the closing price of our common stock on December 31, 2015 over the options’ exercise price, multiplied by the number of option shares. The closing price of the Company’s common stock on December 31, 2015 was $16.63.

(6)
The amounts reported are estimates based on approximate benefit cost for 2015 and represent the approximate cost of 24 monthly payments (36 monthly payments in the case of Mr. Griffith) in an amount equal to the applicable COBRA premium cost for the level of coverage each executive had as an active employee.

(7)
With respect to any employee who has attained the age of 55 and has been employed by the Company or one of its subsidiaries for at least 10 years, as set forth in the stock option and restricted stock unit agreements adopted for use with the 2012 Long-Term Incentive Plan, all unvested stock options vest upon retirement and a pro rata portion of the unvested PRSUs held by the employee as of the date of the employee's termination of service vest based on the actual Company performance as determined on or by the applicable vesting date. As of December 31, 2015, Mr. Mardy met the retirement criteria and assuming his retirement had occurred at December 31, 2015 and assuming target performance by the Company with respect to the PRSUs, Mr. Mardy would have been entitled to accelerated vesting PRSUs with an aggregate value of $105,395 and accelerated vesting of RSUs with an aggregate value of $62,579. At December 31, 2015, all stock options held by Mr. Mardy had exercise prices in excess of the closing price of the common stock on such date.

The employment agreements we have entered into with our named executive officers provide for certain payments to be made in connection with a termination of employment. Below is a description of these provisions.
Mr. Griffith
Mr. Griffith’s employment agreement, as amended and restated in March 2015, provides for severance benefits payable in the event of his termination in the circumstances described below, subject to the execution of a general release of claims. In addition to these benefits, upon termination for any reason, Mr. Griffith will be entitled to receive amounts accrued under the employment agreement, including any accrued but unpaid base salary and accrued but unused vacation. Absent a change of control, if Mr. Griffith’s employment is terminated without “cause”, or if he resigns for “good reason”, Mr. Griffith will be paid severance in an amount equal to his annual base salary for 18 months following the termination date, a pro rata bonus for the year of termination (based on Company performance and the portion of the year that he was employed) and will be eligible to receive, for up to 18 months, a monthly amount equal to the applicable COBRA premium cost. In the event that Mr. Griffith’s employment is terminated by the Company without “cause” or if he resigns for “good reason” within two years following a change of control (the definition of which includes the pending transaction with Samsonite International S.A.), Mr. Griffith will be paid severance in a lump sum equal to his annual base salary for 36 months plus three times his annual target bonus, and COBRA premiums for up to 36 months. In addition, all unvested equity awards will vest (with any performance criteria under performance-based equity awards being deemed to have been achieved at the target level).
Mr. Griffith's amended and restated employment agreement eliminated the prior gross up for excise taxes under Section 4999 and 280G of the Internal Revenue Code.
For purposes of Mr. Griffith’s employment agreement “good reason” will generally be deemed to exist in the event of Mr. Griffith’s resignation from employment with the Company as a result of the occurrence, without his written consent, of any of the following: (i) a material diminution in Mr. Griffith’s base salary; (ii) a material diminution in Mr. Griffith’s position, authority or responsibilities in effect immediately prior to such change, or Mr. Griffith no longer reporting to the Board or all employees no longer reporting to Mr. Griffith or his designee; (iii) relocation of Mr. Griffith’s primary work location by more than 50 miles from its then current location, which relocation also materially increases Executive’s commute time or (iv) a material breach of his employment agreement by the Company.
Mr. Griffith’s employment agreement generally defines “cause” as (i) Mr. Griffith’s gross negligence as to a material matter or willful misconduct in the performance of his required duties and services; (ii) Mr. Griffith’s conviction of, or plea of guilty or nolo contendre to, a felony or crime involving moral turpitude (or any similar crime outside the United States); (iii) Mr. Griffith’s willful refusal to perform the duties and responsibilities required of him which remains uncorrected for thirty (30) days following written notice to Mr. Griffith by the Company of such breach; (iv) Mr. Griffith’s material breach of any provision of his employment agreement or the Company’s policies on confidentiality, nondisclosure, conflicts of interest, discrimination or harassment, which remains uncorrected for thirty (30) days following written notice to Mr. Griffith by the Company of such breach; (v) any act of fraud or embezzlement, or any material misappropriation or dishonesty as to a material matter committed by Mr. Griffith against the Company; or (vi) misconduct tending to bring the Company and/or any of the Company’s affiliates into substantial public disgrace or disrepute.
Other Executive Officers
The employment agreements for the named executive officers other than Mr. Griffith, as amended and restated, or entered into in March 2015, provide for severance benefits payable in the event of a termination of the executive’s employment in the circumstances described below, subject to the execution of a general release of claims. In addition to these benefits, upon termination for any reason, the executive will be entitled to receive accrued but unpaid base salary. Absent a change of control, if any executive’s employment is terminated without “cause” the executive will be paid severance in an amount equal to his annual base salary for 12 months following the termination date, a pro rata bonus for the year of termination (based on Company performance and the portion of the year that he was employed) and will be eligible to receive, for up to 12 months, a monthly amount equal to the applicable COBRA premium cost. In the event that the executive’s employment is terminated by the Company without “cause” or if the executive resigns for “good reason” within two years following a change of control (the definition of which includes the pending transaction with Samsonite International S.A.), the executive will be paid severance in a lump sum equal to his annual base salary for 24 months plus two times his annual target bonus, and COBRA premiums for up to 24 months. In addition, all unvested equity awards will vest (with any performance criteria under performance-based equity awards being deemed to have been achieved at the target level). The foregoing description no longer applies to Mr. Levy, whose employment with the Company ended in September 2015.
For purposes of these employment agreements, “good reason” will generally be deemed to exist in the event of the executive’s resignation from employment with the Company as a result of the occurrence, without the executive’s written consent, of any of the following: (i) a material diminution in the executive’s base salary; (ii) a material diminution in the executive’s position, authority or responsibilities in effect immediately prior to such change; (iii) relocation of the executive’s primary work location by more than 50 miles from its then current location, which relocation also materially increases the executive’s commute time; or (iv) a material breach of his employment agreement by the Company. For Mr. Riley’s employment agreement, “good reason” will also exist in the event Mr. Mardy ceases to be employed by the Company as Chief Financial Officer and within ninety days of such event, Mr. Riley resigns his employment with the Company unless his employment is terminated by the Company for cause or Mr. Riley is offered the position of Chief Financial Officer of the Company.
For purposes of these employment agreements, “cause” generally means: (i) the executive’s gross negligence or willful misconduct in the performance of the duties and services required of the executive; (ii) the executive’s conviction of, or plea of guilty or nolo contendre to, a felony or crime involving moral turpitude (or any similar crime outside the United States); (iii) the executive’s willful refusal to perform the duties and responsibilities required of the executive which remains uncorrected for thirty (30) days following written notice to the executive by the Company of such breach; (iv) the executive’s material breach of any provision of his employment agreement or the Company’s policies on confidentiality, nondisclosure, conflicts of interest, discrimination or harassment, which remains uncorrected for thirty (30) days following written notice to the executive by the Company of such breach; (v) any act of fraud, embezzlement, material misappropriation or dishonesty committed by the executive against the Company; or (vi) misconduct tending to bring the Company and/or any of the Company’s affiliates into substantial public disgrace or disrepute.
Director Compensation
The Compensation Committee reviews and evaluates, on an annual basis, the appropriate level of compensation for Board and Committee service by non-employee directors, the provision of benefits such as Company discounts, as well as the processes and procedures for the consideration and determination of director compensation to be included in the annual report or proxy statement. In 2015, the Compensation Committee with the assistance of its independent compensation consultant, Pay Governance LLC, reviewed the compensation we pay to our directors, relative to our peer group. As a result of this review, in May 2015, the Compensation Committee recommended and the Board approved the Tumi Holdings, Inc. Amended and Restated Director Compensation Plan (the “Director Plan”), which provides for compensation to non-employee and non-affiliated directors. All members of the Board other than Mr. Griffith and Mr. Mardy are non-employee directors. Mr. Fielding was considered an affiliated director while employed by Doughty Hanson.
Cash compensation
Pursuant to the Director Plan, we pay each non-employee and non-affiliated director an annual retainer, in equal quarterly installments. For 2015, the annual retainer was $50,000. In addition, committee chairs receive an additional retainer of $10,000 annually, for the Compensation Committee and Nominating and Corporate Governance Committee and $15,000 annually, for the Audit Committee and our Chairman receives an additional retainer of $25,000 annually. The Committee chair and Chairman additional retainers recognize the additional time and efforts associated with those positions. We do not currently pay meeting fees to any of our directors. All non-employee and non-affiliated members of the Board of Directors are reimbursed for reasonable costs and expenses incurred in attending meetings of our Board of Directors. Members of the Board of Directors are also eligible to receive a discount on Tumi products.
In March 2016, the Board of Directors determined to compensate Mr. Fielding for his service on the Board for periods after his employment with Doughty Hanson ended. Accordingly, in March 2016, Mr. Fielding was paid $16,667 in consideration for his service on the Board in 2015.
Equity compensation
Prior to 2014, non-employee and non-affiliated directors annually received a stock option award with a grant date fair market value of $50,000, vesting in three equal annual installments, subject to such directors’ continued service on the Board and the other terms and conditions set forth in the stock option agreement governing the terms of the grant. In 2014, we began the practice of annually awarding our non-employee and non-affiliated directors restricted stock units for a number of shares with a grant date value of $50,000, vesting in one year, subject to continued service on the Board and the other terms and conditions set forth in the restricted stock unit agreement governing the terms of the award. Pursuant to the Director Plan, the grant date value of the annual award was increased to $80,000, effective as of May 4, 2015. Accordingly, on May 4, 2015, each of Messrs. Gromek, Johnson, and Smith and Ms. Bennett received an award of 3,414 restricted stock units. In addition, in March 2016, the Board of Directors approved a pro rata award to Mr. Fielding, in consideration for his service to the Board after his employment with Doughty Hanson ended and prior to the vesting of equity awards made to the other eligible directors.

This award took the form of a restricted cash award in the amount of $68,480, and is payable on May 4, 2016, the date on which the equity awards will vest.
Non-Employee Director Stock Ownership Guidelines
In 2015, we adopted stock ownership guidelines that require that each non-employee director maintain a stock ownership level equal to three times the annual non-employee director cash retainer.  We believe these guidelines further align the interests of the directors with the stockholders.  Each non-employee director must meet the ownership requirement by the end of the fifth year after he or she becomes subject to the guidelines.
Director Compensation Table
The following table sets forth certain summary information with respect to the compensation earned during fiscal 2015 by each of the non-employee and non-affiliated directors of the Company.

2015 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Claire M. Bennett	50,000	80,000	—	—	—	—	130,000
Christopher J.L. Fielding	16,667(3)	—	—	—	—	68,480(4)	85,147
Joseph R. Gromek	85,000	80,000	—	—	—	—	165,000
Thomas H. Johnson	65,000	80,000	—	—	—	—	145,000
Alexander W. Smith	60,000	80,000	—	—	—	—	140,000

(1)
Amounts reflect the grant date fair value of the restricted stock units awarded in 2015 computed in accordance with FASB ASC Topic 718. For information regarding the assumptions used in determining the fair value of an award, please refer to Note 16 to Consolidated Financial Statements contained in our Annual Report on Form 10-K for fiscal 2015. As of December 31, 2015, the aggregate number of restricted stock units ("RSUs") held by each director was: 3,414 RSUs for each of Ms. Bennett, Mr. Gromek, Mr. Johnson and Mr. Smith.

(2)	As of December 31, 2015, the aggregate number of outstanding option awards held by each director was: 6,020 for Ms. Bennett, 10,913 for Mr. Gromek, 10,913 for Mr. Johnson and 4,677 for Mr. Smith.

(3)	Fee paid in 2016, as described in “Cash compensation” above.

(4)	Restricted cash award made in 2016, as described in “Equity compensation” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
BENEFICIAL OWNERSHIP OF THE COMPANY’S COMMON STOCK
The following table sets forth certain information regarding beneficial ownership of our common stock as of April 25, 2016 for: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each named executive officer; (3) each of our directors; and (4) all of our executive officers and directors as a group.
Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Tumi Holdings, Inc., 1001 Durham Avenue, South Plainfield, New Jersey 07080. We have determined beneficial ownership in accordance with the rules of the SEC, which provide that beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after April 25, 2016, through the exercise of any stock option (“Presently Exercisable Options”) or any other right. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own. We have based our calculation of the percentage of beneficial ownership on 67,637,945 shares of common stock outstanding.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned
	Number	Percent of Common Stock Outstanding
Executive Officers and Directors:
Jerome S. Griffith(1)	1,813,165	2.7%
Michael J. Mardy(2)	948,003	1.4%
Steven M. Hurwitz(3)	59,316	*
Peter L. Gray(4)	33,800	*
Adam Levy	—	*
David J. Riley(5)	7,251	*
Claire M. Bennett(6)	12,104	*
Christopher J. L. Fielding	—	—
Joseph R. Gromek(7)	38,997	*
Thomas H. Johnson(8)	16,997	*
Alexander W. Smith(9)	9,202	*
All directors and executive officers as a group (10 persons)(10)	2,938,835	4.3%
Greater than 5% Stockholders:
Entities Affiliated with Doughty Hanson (11)	9,123,014	13.5%
Black Rock, Inc.(12)	5,214,223	7.7%
Janus Capital Management LLC(13)	4,488,484	6.6%
The Vanguard Group(14)	4,262,586	6.3%
Wellington Management Group LLP(15)	4,209,016	6.2%
 ___________________________________
* Represents less than 1% of outstanding common stock.

(1)
Consists of (i) 1,342,349 shares held by Mr. Griffith in his individual capacity, (ii) 370,000 shares held by Griffith Investment Management Company, LLC (the “LLC”), of which Mr. Griffith is a Manager and (iii) Presently Exercisable Options to purchase 100,816 shares of common stock. The membership units in the LLC are held by four trusts, for which Mr. Griffith disclaims beneficial ownership of the securities held by the LLC except to the extent of his pecuniary interest therein.

(2)
Includes Presently Exercisable Options to purchase 50,054 shares of common stock. Also includes 231,000 shares of common stock held in three trusts, for which Mr. Mardy’s spouse is the trustee. Mr. Mardy disclaims beneficial ownership of the securities held in the trusts, except to the extent of his pecuniary interest therein.

(3)	Includes Presently Exercisable Options to purchase 40,043 shares of common stock.

(4)	Includes Presently Exercisable Options to purchase 32,297 shares of common stock.

(5)	Includes Presently Exercisable Options to purchase 6,535 shares of common stock.

(6)	Includes Presently Exercisable Options to purchase 6,020 shares of common stock and 3,414 restricted stock units which will vest within 60 days.

(7)	Includes Presently Exercisable Options to purchase 10,913 shares of common stock and 3,414 restricted stock units which will vest within 60 days.

(8)	Includes Presently Exercisable Options to purchase 10,913 shares of common stock and 3,414 restricted stock units which will vest within 60 days.

(9)	Includes Presently Exercisable Options to purchase 3,118 shares of common stock and 3,414 restricted stock units which will vest within 60 days.

(10)	Includes Presently Exercisable Options to purchase 260,709 shares of common stock and 13,656 restricted stock units which will vest within 60 days.

(11)
Consists of shares held by DHC 1, DHC 2, DHC 3, DHC 4, Officers Nominees Limited and the Co-Investors (each as defined below).  Doughty Hanson & Co IV Nominees One Limited (“DHC 1”), Doughty Hanson & Co IV Nominees Two Limited (“DHC 2”), Doughty Hanson & Co IV Nominees Three Limited (“DHC 3”) and Doughty Hanson & Co IV Nominees Four Limited (“DHC 4”) each hold shares as nominee for four English law limited partnerships: Doughty Hanson & Co IV Limited Partnership Number One, Doughty Hanson & Co IV Limited Partnership Number Two, Doughty Hanson & Co IV Limited Partnership Number Three and Doughty Hanson & Co IV Limited Partnership Number Four, respectively. The common general partner of these four English law limited partnerships is Doughty Hanson & Co IV Limited, which has voting and investment power with respect to the shares held by each such limited partnership and each of DHC 1, DHC 2, DHC 3 and DHC 4. Doughty Hanson & Co IV Limited is wholly owned by DHC Limited which is controlled by Richard P. Hanson.  Officers Nominees Limited is a company incorporated in England and Wales and is the co-investment vehicle for employees of Doughty Hanson & Co. Richard P. Hanson, Richard N. Lund and Graeme D. Stening serve on the board of directors of Officers Nominees Limited. Each of the foregoing persons disclaim beneficial ownership of the shares held by Officers Nominees Limited.  Doughty Hanson & Co Managers Limited may be deemed to have voting and investment power with respect to the shares held by Stockwell Fund, L.P., HVB Capital Partners AG and Brederode International s.à.r.l.  (collectively, the “Co-Investors”) by virtue of co-investment arrangements with each of the entities comprising the Co-Investors. Doughty Hanson & Co Managers Limited is indirectly wholly owned by DHC Limited which is controlled by Mr. Hanson. The address of Doughty Hanson is c/o DHC Limited, 45 Pall Mall, London, SW14 5JG, United Kingdom.

(12)
Information about this stockholder is based solely on information contained in the Schedule 13G filed on January 28, 2016 by the stockholder. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055. The stockholder has sole dispositive power over all of the shares and sole voting power as to 5,094,833 of the shares.

(13)
Information about this stockholder is based solely on information contained in the Schedule 13G filed on February 16, 2016 by the stockholder. The address of Janus Capital Management LLC is 151 Detroit Street, Denver, Colorado 80206. The stockholder has sole voting power and sole dispositive power over all of the shares.

(14)
Information about this stockholder is based solely on information contained in the Schedule 13G filed on February 10, 2016 by the stockholder. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The stockholder has sole voting power over 124,653 of the shares, shared voting power over 5,200 of the shares, sole dispositive power over 4,137,033 of the shares and shared dispositive power over 125,553 of the shares.

(15)
Information about this stockholder is based solely on information contained in the Schedule 13G/A filed on February 11, 2016 by the stockholder. The address of Wellington Management Group LLP is c/o Wellington Management Company LLP, 280 Congress Street, Boston, Massachusetts 02210. The stockholder has shared dispositive power over all of the shares and shared voting power as to 1,991,427 of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
In addition to the director and executive officer compensation arrangements discussed above in Item 11, the following is a description of transactions since January 1, 2015, to which we have been a party and in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, director nominees, executive officers, beneficial owners of more than 5% of our capital stock, or their immediate family members or entities affiliated with them, had or will have a direct or indirect material interest.
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
On September 10, 2014, the Doughty Hanson Funds sold 8,000,000 shares of our common stock in an underwritten public offering. These shares were registered pursuant to the registration rights agreement. Pursuant to the registration rights agreement, we paid the expenses of the offering, other than underwriting discounts and commissions. These expenses totaled approximately $196,000.
Director Nomination Agreement
In connection with our April 2012 IPO, we entered into a director nomination agreement with Doughty Hanson & Co IV Nominees One Limited, Doughty Hanson & Co IV Nominees Two Limited, Doughty Hanson & Co IV Nominees Three Limited, Doughty Hanson & Co IV Nominees Four Limited and Officers Nominees Limited or, together with their permitted transferees, the Doughty Hanson Funds, that provides for the right of the Doughty Hanson Funds to nominate individuals to our Board of Directors. So long as the Doughty Hanson Funds own 10% or more of our outstanding common stock, the Doughty Hanson Funds will have the right (but not have the obligation) to nominate two individuals to our Board of Directors, and so long as the Doughty Hanson Funds own 3% or more but less than 10% of our outstanding common stock, the Doughty Hanson Funds have the right (but not have the obligation) to nominate one individual to our Board of Directors. Subject to limited exceptions, we will include these nominees in the slate of nominees recommended to our stockholders for election as directors. In the event the Doughty Hanson Funds have nominated less than the total number of designees that the Doughty Hanson Funds are entitled to nominate pursuant to the director nomination agreement, then the Doughty Hanson Funds have the right, at any time, to nominate such additional designee(s) to which it is entitled, in which case, the members of our Board of Directors will take all necessary corporate action to increase the size of our Board as required to enable the Doughty Hanson Funds to so nominate such additional designees and designate such additional designees nominated by the Doughty Hanson Funds to fill such newly created vacancies. As of March 21, 2016, the Doughty Hanson Funds owned 13.4% of our outstanding common stock. On December 5, 2013, Richard P. Hanson, who had been the Doughty Hanson Funds nominee under the nomination agreement, notified us that he was resigning from the Board of Directors effective December 9, 2013. At such time, the Doughty Hanson Funds notified us that they nominated Christopher J. L. Fielding as a Doughty Hanson Funds nominee under the nomination agreement and Mr. Fielding was appointed to the Board effective December 9, 2013.

Policy Concerning Related Person Transactions
Our Board of Directors has adopted a written policy governing the approval of related party transactions that complies with all applicable requirements of the SEC and the NYSE concerning related party transactions. Such policy provides for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our directors, director nominees, executive officers or beneficial holders of more than 5% of our common stock (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest. This policy was adopted in connection with our April 2012 IPO.
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
A copy of our Related Party Transactions Policy is available in the Corporate Governance Guidelines which can be found on the Investor Relations page of our website at www.tumi.com. Information on, or accessible through, our website is not part of this Annual Report.
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
The Board affirmatively determined that all of the Directors qualify as independent directors under the corporate governance standards of the NYSE, with the exception of Jerome S. Griffith and Michael J. Mardy, each of whom is considered not independent because of his employment as a senior executive of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees Paid to Independent Accounting Firm
Deloitte & Touche has served as the Company’s independent registered public accounting firm since April 2015. Prior to the appointment of Deloitte & Touche, the Company’s independent auditor was Grant Thornton LLP.  The following table sets forth the aggregate fees charged by the Deloitte & Touche in 2015 and Grant Thornton LLP in 2014 for audit services rendered in connection with the audit of our consolidated financial statements and reports for 2015 and 2014 and for other services rendered during 2015 and 2014, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2015	2014
Audit Fees	$989,000	$993,963
Audit-Related Fees	125,000	40,000
Tax Fees	719,200	—
All Other Fees	—	—
Total Fees	$1,833,200	$1,033,963
Audit fees: Includes the aggregate fees billed by Deloitte & Touche LLP and Grant Thornton LLP for professional services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements filed with the SEC on Forms 10-K and 10-Q, respectively, in 2015 and 2014, respectively. Also included are the aggregate fees billed by Grant Thornton LLP for professional services performed in connection with our filing of certain registration statements and the related issuance of comfort letters and consents in connection with the secondary stock offering in September 2014.
Audit-Related Fees: Includes the aggregate fees billed by Deloitte & Touche LLP and Grant Thornton LLP for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees,” in 2015 and 2014, respectively. These services primarily relate to our annual 401(k) audit and due diligence related to the Samsonite acquisition.
Tax fees: Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding international tax compliance, customs and duties, transfer pricing, federal tax projects, state audits and international tax planning.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Audit Committee has adopted a policy that requires advance approval of all audit and, as provided in the Exchange Act and the SEC rules and regulations promulgated thereunder, all permitted non-audit engagement and relationships between us and our independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged. The Audit Committee pre-approved all of the audit and non-audit services provided to the Company by Grant Thornton LLP in fiscal year 2015 while it was the Company’s independent auditor and by Deloitte & Touche LLP in fiscal year 2015 while it was the Company’s independent auditor.

PART IV
ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements and Financial Statement Schedules
All financial statements of the Company are set forth under Part II, Item 8 of the Original Filing.
(b)    Exhibits
The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this Annual Report.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUMI HOLDINGS, INC.

Dated:	April 28, 2016	By:	/s/ Michael J. Mardy
Michael J. Mardy
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
____________________
*    Filed herewith.