Form 10-Q
period 2016-03-27
Tumi Holdings, Inc.
filed 2016-05-05
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 5, 2016
Common Stock, $0.01 Par Value	67,651,601 shares

TUMI HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Tumi Holdings, Inc.’s (“Tumi”) current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. Tumi generally identifies forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth under the heading “Risk Factors” in Tumi’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016. For example, if general economic conditions and the availability of opportunities in the marketplace that complement our store strategy ultimately differ from those anticipated by management, the actual pace of our future store openings may differ materially from the pace contemplated by a forward-looking statement. Forward-looking statements speak only as of the date on which they are made. Tumi expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 27, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$101,956	$94,632
Accounts receivable, less allowance for doubtful accounts of approximately $906 and $877 at March 27, 2016 and December 31, 2015, respectively	27,466	32,434
Other receivables	4,244	3,543
Inventories, net	113,604	99,688
Prepaid expenses and other current assets	6,110	12,096
Prepaid income taxes	829	996
Total current assets	254,209	243,389
Property, plant and equipment, net	86,588	83,501
Deferred tax assets, noncurrent	94	771
Joint venture investment	—	1,840
Goodwill	145,178	142,773
Intangible assets, net	130,963	130,400
Other assets	11,128	9,270
Total assets	$628,160	$611,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	March 27, 2016	December 31, 2015
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$28,689	$35,844
Notes payable	6,975	—
Accrued expenses	36,424	39,130
Income taxes payable	561	615
Short-term debt	2,654	—
Total current liabilities	75,303	75,589

Other long-term liabilities	13,808	12,775
Deferred tax liabilities	43,136	42,734
Total liabilities	132,247	131,098

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,399,455 shares issued and 67,633,769 shares outstanding as of March 27, 2016; 68,158,428 shares issued and 67,394,756 shares outstanding as of December 31, 2015	684	681
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of March 27, 2016 and December 31, 2015	—	—
Additional paid-in capital	323,199	317,140
Treasury stock, at cost; 765,686 and 763,672 shares as of March 27, 2016 and December 31, 2015, respectively	(13,391)	(13,338)
Retained earnings	190,650	182,747
Accumulated other comprehensive loss	(5,229)	(6,384)
Total stockholders’ equity	495,913	480,846
Total liabilities and stockholders’ equity	$628,160	$611,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended
	March 27, 2016	March 29, 2015
	(unaudited)
Net sales	$118,342	$110,461
Cost of sales	48,992	45,190
Gross margin	69,350	65,271
OPERATING EXPENSES
Selling	9,395	8,636
Marketing	4,777	4,287
Retail operations	33,552	29,258
General and administrative	13,865	13,527
Total operating expenses	61,589	55,708
Operating income	7,761	9,563
OTHER INCOME (EXPENSES)
Interest expense	(28)	(105)
Gain on existing joint venture investment	3,480	—
Earnings from joint venture investment	—	212
Foreign exchange gains (losses)	(441)	318
Other non-operating expenses	(11)	(182)
Total other income	3,000	243
Income before income taxes	10,761	9,806
Provision for income taxes	2,858	3,432
Net income	$7,903	$6,374
Weighted average common shares outstanding:
Basic	67,442,501	67,868,867
Diluted	67,484,581	67,918,438
Basic earnings per common share	$0.12	$0.09
Diluted earnings per common share	$0.12	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	March 27, 2016	March 29, 2015
	(unaudited)
Net income	$7,903	$6,374
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	1,155	(2,865)
Comprehensive income	$9,058	$3,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 27, 2016	March 29, 2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,903	$6,374
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,786	5,034
Share-based compensation expense	1,322	1,354
Amortization of deferred financing costs	41	41
Allowance for doubtful accounts	98	(8)
Gain on existing joint venture investment	(3,480)	—
Earnings from joint venture	—	(212)
Loss on disposal of fixed assets	118	113
Other non-cash charges	286	210
Changes in operating assets and liabilities
Accounts receivable	8,166	7,598
Other receivables	(658)	345
Inventories	(2,002)	(2,645)
Prepaid expenses and other current assets	2,254	2,618
Prepaid income taxes	307	—
Other assets	131	(94)
Accounts payable	(11,781)	(5,515)
Accrued expenses	(4,429)	(2,055)
Income taxes payable	(393)	(1,117)
Other liabilities	469	(25)
Total adjustments	(3,765)	5,642
Net cash provided by operating activities	4,138	12,016
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from business combination, Tumi Japan acquisition	2,414	—
Capital expenditures	(5,072)	(8,124)
Net cash used in investing activities	(2,658)	(8,124)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Three Months Ended
	March 27, 2016	March 29, 2015
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from short-term debt	$4,763	$—
Payments on short-term debt	(3,464)	—
Borrowings on notes payable	6,828	—
Payments on notes payable	(7,211)	—
Options exercise	4,740	—
Repurchases of common stock, including shares withheld in satisfaction of tax obligations	(53)	—
Net cash provided by financing activities	5,603	—
Effect of exchange rate changes on cash	241	(323)
Net increase in cash and cash equivalents	7,324	3,569
Cash and cash equivalents at beginning of period	94,632	52,796
Cash and cash equivalents at end of period	$101,956	$56,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	BASIS OF PRESENTATION AND ORGANIZATION
Nature of Operations
Tumi Holdings, Inc. (together with its subsidiaries, the “Company”) is a leading designer, producer and marketer of a comprehensive line of travel and business products and accessories in multiple categories. The Company’s product offerings include travel bags, business cases, totes, handbags, business and travel accessories and small leather goods. The Company designs its products for, and markets its products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status and durability of Tumi products. The Company sells its products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. The Company has approximately 2,100 points of distribution in over 75 countries, and its global distribution network is enhanced by the use of its four logistics facilities located in the United States, Europe and Asia. The Company designs its products in its U.S. design studios and selectively collaborates with well-known, international, industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and in the Caribbean.
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
Merger Agreement with Samsonite
On March 3, 2016, Tumi Holdings, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Samsonite International S.A., a public limited liability company (société anonyme) incorporated and governed by the laws of the Grand-Duchy of Luxembourg (“Samsonite”), and PTL Acquisition Inc., a Delaware corporation and an indirect wholly owned subsidiary of Samsonite (“Merger Sub”).
The Merger Agreement provides that, among other things and in accordance with the terms and subject to the conditions thereof, Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation in the Merger, and, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of the Company, par value $0.01 per share (“Company Common Stock”) (other than shares owned by the Company or any of its subsidiaries or Samsonite or any of its subsidiaries (including Merger Sub), which shall be cancelled, and any Dissenting Shares (as defined in the Merger Agreement)), will automatically be cancelled and converted into the right to receive $26.75 in cash, without interest (the “Merger Consideration”).
The closing of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of Company Common Stock entitled to vote thereon and the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement. Consummation of the Merger also is subject to approval of the Merger Agreement and the transactions contemplated thereby, including the Merger, by an ordinary resolution of the shareholders of Samsonite. Consummation of the Merger is not subject to a financing condition.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016.
The condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date.
The Company has historically accounted for its Japanese joint venture (“Tumi Japan”) under the equity method of accounting. During the first quarter of 2016, the Company acquired the remaining interest in its joint venture from its partners. As such, beginning with the first quarter of 2016, the Company now consolidates Tumi Japan into its operations. See Note 6 for additional information.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the full year 2016 or any future period.
Reporting Periods
The reporting periods for the Company’s unaudited interim quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2016 and January 1, 2015 and ended on March 27, 2016 and March 29, 2015, respectively.
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
Cash and Cash Equivalents
As of March 27, 2016, the total balance in U.S. bank accounts over the Federal Deposit Insurance Company limit then in effect was approximately $87,412,000. The total balance in international bank accounts at March 27, 2016, which is not covered under the FDIC, was approximately $13,195,000.
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

The Company’s non-financial assets which are subject to nonrecurring fair value measurements include goodwill, intangible assets and property, plant and equipment. These assets are recorded at carrying value. However, whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (or at least annually for goodwill and

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

indefinite-lived intangible assets), such assets are assessed for impairment and, if applicable, written down to and recorded at fair value. To measure fair value for such assets, the Company uses techniques including discounted expected future cash flows (“DCF”). These measures of fair value, and related inputs, are considered level 2 measures under the fair value hierarchy.
Due to their short term maturity, management believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable were reasonable estimates of their fair value as of March 27, 2016.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance was effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective on January 1, 2018. Early adoption is not permitted. In March 2016, the FASB issued final amendments (ASU No. 2016-08 and ASU No. 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (Topic 718)”. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the amended guidance effective January 1, 2016 and it did not have a material effect on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance effective January 1, 2016 and it did not have a material effect on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the amended guidance effective January 1, 2016 and it did not have a material effect on its condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is currently in the process of evaluating the impact of ASU 2016-02 on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

3.	STOCKHOLDERS’ EQUITY
Activity for the three months ended March 27, 2016 in the accounts of Stockholders’ Equity is summarized below:

	Common Stock
	Shares	Par Value	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share data)
Balance as of January 1, 2016	68,158,428	$681	$317,140	$(13,338)	$182,747	$(6,384)	$480,846
Net income	—	—	—	—	7,903	—	7,903
Share-based compensation	—	—	1,322	—	—	—	1,322
Stock options exercised	221,610	3	4,737	—	—	—	4,740
Service-based shares issued	19,417	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(53)	—	—	(53)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,155	1,155
Balance as of March 27, 2016	68,399,455	$684	$323,199	$(13,391)	$190,650	$(5,229)	$495,913

As of March 27, 2016 and December 31, 2015, the Company held 765,686 and 763,672 shares of common stock in treasury, respectively. During the first quarter of 2016, 2,014 shares of common stock were withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 2012 Long-Term Incentive Plan. Shares withheld in satisfaction of tax obligations are accounted for as treasury stock at cost.

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

There were no repurchases made during the first quarter of 2016. As of March 27, 2016, the remaining availability under the Company’s share repurchase program was approximately $141,546,000. All repurchased shares of common stock have been accounted for as treasury stock at cost.

As part of the Merger Agreement with Samsonite, the Company agreed that during the executory period beginning on March 3, 2016, the date of the Merger Agreement, and ending on the earlier of the termination of the Merger Agreement, per its terms, and the effective time of the merger, it would not repurchase any shares of its capital stock.

4. INVENTORIES, NET
Inventories, net consist of the following:

	March 27, 2016	December 31, 2015
	(In thousands)
Raw materials	$193	$246
Finished goods	113,411	99,442
Total inventories, net	$113,604	$99,688

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		March 27, 2016	December 31, 2015
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	5,404	5,404
Leasehold and store enhancements	1 to 10 years	118,631	112,861
Furniture, computers and equipment	3 to 5 years	21,509	19,829
Capitalized software	5 years	12,978	12,573
Fixtures, dies and autos	3 to 5 years	26,636	25,809
Construction in progress		5,519	5,570
		191,162	182,531
Less accumulated depreciation and amortization		(104,574)	(99,030)
		$86,588	$83,501

Depreciation and amortization expense on property, plant and equipment was $5,749,000 and $5,020,000 for the three months ended March 27, 2016 and March 29, 2015, respectively.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

6.	ACQUISITION OF JOINT VENTURE INVESTMENT
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form Tumi Japan. The purpose of Tumi Japan was to sell, promote and distribute the Company’s products in Japan. This investment historically was accounted for under the equity method.
Sales to Itochu were $3,277,000 for the three months ended March 29, 2015. The Company had accounts receivable due from Itochu of $1,480,000 as of December 31, 2015.
On January 4, 2016, the Company acquired the remaining interest in Tumi Japan, from its partners, for a purchase price of 521 million yen (approximately $4.2 million). As a result of acquiring the remaining interest in Tumi Japan, the Company began consolidating Tumi Japan into its operations during the first quarter of 2016. In 2016, Tumi Japan’s retail business is included in the Company’s Direct-to-Consumer International segment and its wholesale business is included in the Company’s Indirect-to-Consumer International segment. The acquisition provides the Company with direct control over its operations in Japan and will allow it to better manage opportunities in the region.
The purchase price allocation for these assets and liabilities is substantially complete, however it may be subject to change as additional information is obtained during the acquisition measurement period. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Fair Value
Assets Acquired and Liabilities Assumed	(In thousands)
Current assets	$16,607
Property, plant and equipment	2,771
Goodwill	2,405
Intangible assets	600
Other non-current assets	1,985
Current liabilities	(14,068)
Non-current liabilities	(921)
Net assets acquired	$9,379
In connection with this acquisition, the Company recorded non-deductible goodwill of approximately $2,405,000, of which $1,358,000 and $1,047,000 was assigned to the Company’s Direct-to-Consumer International and Indirect-to-Consumer International segments, respectively. The customer relationship intangible asset is being amortized over 4 years.
The acquisition-date fair value of the previously held equity interest in Tumi Japan was $5,050,000. The Company used the income approach to measure the fair value. The amount recorded in the Company’s condensed consolidated statement of operations in connection with the remeasurement of its previously held interest in Tumi Japan was a gain of approximately $3,480,000.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the change in the carrying amount of the Company’s goodwill (in thousands):

Balance at December 31, 2015	$142,773
Acquisition of joint venture investment	2,405
Balance at March 27, 2016	$145,178

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	March 27, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Amortized intangible assets:
Customer relationships	$1,700	$(1,137)	$563	$1,100	$(1,100)	$—
Lease value	1,359	(1,359)	—	1,359	(1,359)	—
Total	$3,059	$(2,496)	$563	$2,459	$(2,459)	$—
Unamortized intangible assets:
Brand/trade name	$130,400	$—	$130,400	$130,400	$—	$130,400
Total intangible assets	$133,459	$(2,496)	130,963	$132,859	(2,459)	130,400

Amortization expense was $37,000 and $14,000 for the three months ended March 27, 2016 and March 29, 2015, respectively.

8.	ACCRUED WARRANTIES
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

	Three Months Ended
	March 27, 2016	March 29, 2015
	(In thousands)
Liability, beginning of period	$9,001	$8,033
Provision for warranties	1,003	1,707
Warranty claims	(1,362)	(1,593)
Liability, end of period	$8,642	$8,147

9.	DEBT OBLIGATIONS

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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

As of March 27, 2016 and December 31, 2015, the Company had no balance outstanding under the Amended Credit Facility. Letters of credit outstanding at March 27, 2016 and December 31, 2015 totaled $384,000 under the Amended Credit Facility and, accordingly, the unused portion of the Amended Credit Facility was $69,616,000. The fee for the unused portion of the Amended Credit Facility was $26,000 for the three months ended March 27, 2016 and March 29, 2015.
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
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance with all such financial covenants as of March 27, 2016.
Tumi Japan Credit Facilities
Tumi Japan has uncommitted credit facilities with regional branches of Bank of Tokyo-Misubishi UFJ and Resona Bank, Ltd. (the “Tumi Japan Credit Facilities.”) These credit facilities are subject to annual renewal and may be used to fund the general working capital and corporate needs of Tumi Japan. Borrowings under the Tumi Japan Credit Facilities are granted at the sole discretion of the Banks, subject to availability of the Banks’ funds and satisfaction of certain regulatory requirements. The Tumi Japan Credit Facilities do not contain any financial covenants. Details of the Tumi Japan Credit Facilities are as follows:

•
Bank of Tokyo-Mitsubishi UFJ Credit Facility - provides a revolving line of credit of up to 100,000,000 yen. Borrowings under the Credit Facility bear interest at a per annum rate equal to the Japanese interest rate plus a margin of 0.850%.

•
Resona Bank Ltd. Credit Facility - provides a revolving line of credit of up to 500,000,000 yen. Borrowings under the Credit Facility bear interest at a per annum rate equal to the Japanese interest rate plus a margin of 1.00%.

As of March 27, 2016 the Company had $2,654,000 outstanding under the Tumi Japan Credit Facilities. This is recorded as short-term debt on the Company’s condensed consolidated balance sheet.
Notes Payable
Tumi Japan enters into promissory note arrangements with its banks.  The notes are non-interest bearing and are generally contractually due three months after the issuance date.  There were no guarantees or collateral held against the notes.

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
On March 3, 2016, Tumi entered into a merger agreement with Samsonite International S.A. (“Samsonite”) and PTL Acquisition Inc., pursuant to which Samsonite will acquire Tumi.  Thereafter, on March 15, 2016, a putative stockholder class action challenging the merger was filed in New Jersey Superior Court and was captioned Sun v. Tumi Holdings, Inc., et al., No. C-32-16 (N.J. Super.) (the “Sun State Court Action”).  The Sun State Court Action alleged that the members of Tumi’s board breached their fiduciary duties by, among other things, entering into the merger agreement with Samsonite at an inadequate price, failing to engage in an auction process, and failing to disclose all material information to Tumi’s stockholders.  The Sun State Court Action also alleged that Tumi and Samsonite aided and abetted these alleged breaches of fiduciary duties.  On April 14, 2016, plaintiff voluntarily dismissed the Sun State Court Action.
 On April 19, 2016, the same plaintiff who filed the Sun State Court Action, filed an action in the District of New Jersey, captioned Sun v. Tumi Holdings, Inc., et al., No. 2:16-cv-02184-JMV-JBC (D. NJ.) (the “Sun Federal Court Action”).  The Sun Federal Court Action makes only disclosure claims, alleging an individual claim for violation of Section 14(a) of the Securities Exchange Act of 1934, as amended to date (“1934 Act”) against Tumi and the members of its board, as well as an individual claim for violation of Section 20(a) of the 1934 Act against Samsonite and the members of Tumi’s board.  Tumi and the board believes these claims are wholly without merit.
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2028, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the three months ended March 27, 2016 and March 29, 2015, respectively.

11.	INCOME TAXES
Income tax expense has been recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period, as well as for the impact of discrete events that have taken place during the current reporting period. The Company’s consolidated effective tax rate was 26.6% and 35.0% for the three months ended March 27, 2016 and March 29, 2015, respectively. The decrease in the effective tax rate is primarily related to the benefit from the pre-tax gain on the existing joint venture investment recorded in connection with the Tumi Japan acquisition, which is non-taxable. The benefit of approximately $1.0 million has been accounted for as a discrete item in the Company’s tax provision for the first quarter of 2016.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

12.	EARNINGS PER SHARE
The following table summarizes the calculation of basic and diluted earnings per common share for the three months ended March 27, 2016 and March 29, 2015:

	Three Months Ended
	March 27, 2016	March 29, 2015
	(In thousands, except share and per share data)
Basic earnings per common share:
Numerator:
Net income	$7,903	$6,374
Denominator:
Basic weighted average common shares outstanding	67,442,501	67,868,867
Basic earnings per common share	$0.12	$0.09

Diluted earnings per common share:
Numerator:
Net income	$7,903	$6,374
Denominator:
Number of shares used in basic calculation	67,442,501	67,868,867
Weighted average dilutive effect of employee stock options and restricted stock units	42,080	49,571
Diluted weighted average common shares outstanding	67,484,581	67,918,438
Diluted earnings per common share	$0.12	$0.09

The Company excluded 1,244,113 and 519,986 weighted average stock options and restricted stock units for the three months ended March 27, 2016 and March 29, 2015, respectively, from the calculation of diluted earnings per common share because they were determined to be antidilutive. In addition, as of March 27, 2016 and March 29, 2015, there were 280,161 and 179,657 performance-based restricted stock units, respectively, that were excluded from the computation of diluted earnings per share because these units have not yet been earned in accordance with the vesting conditions of the plan.

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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The table below presents information for net sales, operating income and depreciation and amortization by segment for the three months ended March 27, 2016 and March 29, 2015:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Three Months Ended March 27, 2016
Net sales	$57,168	$12,750	$18,872	$29,552	$—	$118,342
Operating income (loss)	$11,781	$790	$7,298	$7,120	$(19,228)	$7,761
Depreciation and amortization	$3,084	$581	$477	$1,064	$580	$5,786
Three Months Ended March 29, 2015
Net sales	$52,002	$6,499	$22,236	$29,724	$—	$110,461
Operating income (loss)	$10,834	$145	$8,645	$8,933	$(18,994)	$9,563
Depreciation and amortization	$2,569	$441	$463	$956	$605	$5,034

14.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable include large balances due from a small number of major customers, principally distribution partners in the Asia-Pacific region and large department and specialty luggage stores dispersed throughout the United States. Failure of one major customer to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 10.9% and 23.8% of consolidated trade accounts receivable at March 27, 2016 and December 31, 2015, respectively. These five customers accounted for 9.3% and 11.9% of consolidated net sales for the three months ended March 27, 2016 and March 29, 2015, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 43.7% and 41.2% of accounts payable at March 27, 2016 and December 31, 2015, respectively. These five suppliers accounted for 74.2% and 83.4% of total product purchases for the three months ended March 27, 2016 and March 29, 2015, respectively.

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
The following table shows the total compensation cost charged against income for share-based compensation plans and the related potential future tax benefits recognized in the income statement for the periods indicated:

	Three Months Ended
	March 27, 2016	March 29, 2015
	(In thousands)
Share-based compensation expense	$1,322	$1,354
Income tax benefit related to share-based compensation	$489	$501
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
The following table presents the weighted average assumptions used to estimate the fair value of the options granted during the periods presented:

	Three Months Ended
	March 27, 2016	March 29, 2015
Weighted average volatility	40.07%	43.55%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Risk-free rate	1.32%	1.73%
A summary of option activity under the 2012 Plan as of March 27, 2016 and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2015	1,281,933	$21.69
Granted	18,939	$19.75
Exercised	(221,610)	$21.38
Forfeited or expired	(32,975)	$22.39
Outstanding - March 27, 2016	1,046,287	$21.69	7.94	$5,354,948
Options vested and expected to vest as of March 27, 2016	1,015,188	$21.69	7.93	$5,195,233
Options vested and exercisable as of March 27, 2016	481,551	$21.74	7.54	$2,440,349

The weighted average grant-date fair value of options granted during the three months ended March 27, 2016 and March 29, 2015 was $7.92 and $10.16, respectively.

The total intrinsic value of options exercised during the first quarter of 2016 was $1,154,000. The total cash received from option exercises was $5,193,000 during the three months ended March 27, 2016, and the cash tax benefit realized for the tax deductions from these option exercises was approximately $427,000.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

As of March 27, 2016, there was $3,800,000 of total unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 1.73 years. The total fair value of options vested during the three months ended March 27, 2016 was $2,376,000.
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

A summary of the status of performance-based RSUs as of March 27, 2016 and changes during the three months then ended is presented below:

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested - December 31, 2015	157,754	$22.94
Granted	130,624	$19.75
Vested	—	$—
Forfeited	(8,217)	$23.08
Nonvested - March 27, 2016	280,161	$21.45

As of March 27, 2016, there was $2,163,000 of total unrecognized compensation cost related to nonvested performance-based RSUs. Such cost is expected to be recognized over a weighted average period of 2.07 years.
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

A summary of the status of service-based RSUs as of March 27, 2016 and changes during the three months then ended is presented below:

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested - December 31, 2015	73,280	$23.19
Granted	201,795	$19.75
Vested	(19,417)	$23.25
Forfeited	(2,688)	$23.25
Nonvested - March 27, 2016	252,970	$20.44

The weighted-average grant-date fair value of service-based RSUs granted during the three months ended March 27, 2016 and March 29, 2015 was $19.75 and $23.25, respectively.

As of March 27, 2016, there was $3,755,000 of total unrecognized compensation cost related to nonvested service-based RSUs. Such cost is expected to be recognized over a weighted average period of 2.63 years. The total fair value of service-based RSUs vested during the three months ended March 27, 2016 was $451,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Tumi Holdings, Inc.’s (together with its subsidiaries, “Tumi”, the “Company”, “we”, “us”, and “our”) condensed consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Cautionary Note Regarding Forward-Looking Statements” for further information regarding forward-looking statements. We generally identify forward-looking statements by words such as“anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016. We urge you not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations. Historical results are not necessarily indicative of the results expected for any future period.
The reporting periods for our unaudited quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth fiscal quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on January 1, 2016 and January 1, 2015 and ended on March 27, 2016 and March 29, 2015, respectively.
Executive Overview
We are a leading, growing, global, premium lifestyle brand whose products offer superior quality, durability and innovative design. We offer a comprehensive line of travel and business products and accessories in multiple categories. We design our products for, and market our products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status of Tumi products. We sell our products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. We have approximately 2,100 points of distribution in over 75 countries, and our global distribution network is enhanced by the use of our four logistics facilities located in the United States, Europe and Asia. We design our products in our U.S. design studios and selectively collaborate with well-known, international, industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based principally in Asia, many of which are longtime suppliers, and in the Caribbean.
We have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales increased from $110.5 million in the three months ended March 29, 2015 to $118.3 million in the three months ended March 27, 2016. The increase was primarily driven by incremental revenue from consolidating Tumi Japan which was acquired during the first quarter of 2016. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have also increased our focus on our women’s line and on increasing our overall online presence.
In recent years, the travel products industry has seen a trend in consumer preferences towards lighter weight luggage and travel accessories, as well as merchandise that makes mobile computing and communication more convenient. In light of these trends, we have developed products that fulfill those identified needs, such as our Vapor-Lite and Tegra-Lite lines, as well as a variety of mobile electronic accessories designed for frequent travelers. Additionally, we have seen an increase in the relative percentage of our net sales derived from our premium product line and updates of our core product line, and a decrease in the relative percentage of our net sales derived from our legacy core product line in recent years.
We believe there is a significant opportunity to continue to expand our store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestigious street venues. We had 3 new company-owned store openings in the quarter ended March 27, 2016. We currently expect to continue to open company-owned stores, both in North America and internationally, in the foreseeable future. Most of the locations we have identified for new company-owned stores are for full-price stores, while the remaining locations are for outlet stores. We also believe there are opportunities to open additional stores in airport locations as well as luxury casinos.
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
Merger Agreement with Samsonite
On March 3, 2016, Tumi Holdings, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Samsonite International S.A., a public limited liability company (société anonyme) incorporated and governed by the laws of the Grand-Duchy of Luxembourg (“Samsonite”), and PTL Acquisition Inc., a Delaware corporation and an indirect wholly owned subsidiary of Samsonite (“Merger Sub”).
The Merger Agreement provides that, among other things and in accordance with the terms and subject to the conditions thereof, Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation in the Merger, and, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of the Company, par value $0.01 per share (“Company Common Stock”) (other than shares owned by the Company or any of its subsidiaries or Samsonite or any of its subsidiaries (including Merger Sub), which shall be cancelled, and any Dissenting Shares (as defined in the Merger Agreement)), will automatically be cancelled and converted into the right to receive $26.75 in cash, without interest (the “Merger Consideration”).
At the Effective Time and, in each case, in respect of those outstanding immediately prior to the Effective Time, whether vested or unvested, automatically and without any required action on the part of the holder thereof and less any applicable Taxes (as defined in the Merger Agreement) required to be withheld, (i) each Company Stock Option (as defined in the Merger Agreement) shall be cancelled and shall only entitle the holder of such Company Stock Option to receive (without interest) an amount in cash equal to the product of (x) the total number of shares of Company Common Stock subject to the Company Stock Option multiplied by (y) the excess, if any, of the Merger Consideration over the per-share exercise price of such Company Stock Option; provided that any such Company Stock Option with respect to which the per-share exercise price subject thereto is equal to or greater than the Merger Consideration shall be cancelled in exchange for no consideration, (ii) each Company Service RSU (as defined in the Merger Agreement) shall be cancelled and shall only entitle the holder of such Company Service RSU to receive (without interest) an amount in cash equal to the product of (x) the total number of shares of Company Common Stock subject to the Company Service RSU multiplied by (y) the Merger Consideration and (iii) each Company Performance RSU (as defined in the Merger Agreement) shall be cancelled and shall only entitle the holder of such Company Performance RSU to receive (without interest) an amount in cash equal to the product of (x) the total number of shares of Company Common Stock subject to the Company Performance RSU (assuming target-level performance) multiplied by (y) the Merger Consideration.
The Board of Directors of the Company has unanimously (1) determined that the Merger Agreement and the Merger are fair to and in the best interests of the Company and its stockholders, (2) approved the execution, delivery and performance of the Merger Agreement and (3) resolved to recommend adoption of the Merger Agreement by the stockholders of the Company, who will be asked to vote on the adoption of the Merger Agreement at a special stockholders meeting that will be held on a date to be announced.
The closing of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of Company Common Stock entitled to vote thereon and the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement. Consummation of the Merger also is subject to approval of the Merger Agreement and the transactions contemplated thereby, including the Merger, by an ordinary resolution of the shareholders of Samsonite. Consummation of the Merger is not subject to a financing condition.

Tumi Japan Acquisition
On January 4, 2016, the Company acquired the remaining interest in Tumi Japan, from its partners, for a purchase price of 521 million yen (approximately $4.2 million). As a result of acquiring the remaining interest in Tumi Japan, the Company began consolidating Tumi Japan into its operations during the first quarter of 2016. In 2016, Tumi Japan’s retail business is included in the Company’s Direct-to-Consumer International segment and its wholesale business is included in the Company’s Indirect-to-Consumer International segment. The acquisition provides the Company with direct control over its operations in Japan and will allow it to better manage opportunities in the region.
Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base. We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestigious street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations, as well as retail locations that enhance our brand image. We have opened 102 company-owned stores since January 1, 2011 (11 stores in 2011, 19 stores in 2012, 17 stores in 2013, 25 stores in 2014, 27 stores in 2015 and 3 stores in the three months ended March 27, 2016), and, as part of our Tumi Japan acquisition, we added 13 additional stores in the first quarter of 2016, bringing our total to 192 company-owned stores as of March 27, 2016. While we may be unable to successfully open new company-owned stores according to plan, we have identified several locations for new company-owned stores and believe we have a market opportunity to continue to expand our company-owned store base over the long term.

•
Expand wholesale distribution globally. We currently sell products in approximately 1,900 wholesale doors in over 75 countries. We plan to continue expanding wholesale distribution globally, with a focus on key markets in Asia (including mainland China, India, Japan and South Korea), Eastern Europe and Central and South America. As part of this strategy, we will continue to develop relationships with wholesale distributors in these attractive geographies (in both new and existing markets) and increase wholesale and distribution opportunities as well as expand into additional airport locations worldwide. We expect this distribution expansion will take several forms as appropriate for the specific market opportunity, including Tumi shop-in-shops, Tumi-defined corners within existing wholesale accounts or concession and consignment arrangements.

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

While average net sales per square foot have increased over time, in the current period average net sales per square foot decreased by approximately $19, or 2%, to $987 as of March 27, 2016 from $1,006 as of December 31, 2015. This decrease was primarily due to negative North America full-price comparable store sales.

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

Reconciliation of Constant Currency Financial Measures
(In thousands, except per share data)
	Three months ended
	March 27, 2016		March 29, 2015	% Change
	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Net sales	$118,342	$119,061	$110,461	7.1%	7.8%
Operating income	$7,761	$8,129	$9,563	(18.8)%	(15.0)%
Operating income margin	6.6%	6.8%	8.7%
Net income	$7,903	$8,123	$6,374	24.0%	27.4%
Diluted earnings per share	$0.12	$0.12	$0.09	24.8%	28.2%
________________________________________
Constant currency amounts exclude both the impact of translating foreign currencies into U.S. dollars and the impact of currency rate changes on foreign currency denominated transactions.

Results of Operations
The following tables set forth condensed consolidated operating results and other operating data for the periods indicated:
Operating results

	Three Months Ended
	March 27, 2016	March 29, 2015
	(In thousands)
Net sales	$118,342	$110,461
Cost of sales	48,992	45,190
Gross margin	69,350	65,271
OPERATING EXPENSES
Selling	9,395	8,636
Marketing	4,777	4,287
Retail operations	33,552	29,258
General and administrative	13,865	13,527
Total operating expenses	61,589	55,708
Operating income	7,761	9,563
OTHER INCOME (EXPENSES)
Interest expense	(28)	(105)
Gain on existing joint venture investment	3,480	—
Earnings from joint venture investment	—	212
Foreign exchange gains (losses)	(441)	318
Other non-operating expenses	(11)	(182)
Total other income	3,000	243
Income before income taxes	10,761	9,806
Provision for income taxes	2,858	3,432
Net income	$7,903	$6,374

Percentage of Net Sales*

	Three Months Ended
	March 27, 2016	March 29, 2015
Net sales	100%	100%
Cost of sales	41%	41%
Gross margin	59%	59%
OPERATING EXPENSES
Selling	8%	8%
Marketing	4%	4%
Retail operations	28%	26%
General and administrative	12%	12%
Total operating expenses	52%	50%
Operating income	7%	9%
OTHER INCOME (EXPENSES)
Interest expense	—%	—%
Gain on existing joint venture investment	3%	—%
Earnings from joint venture investment	—%	—%
Foreign exchange gains (losses)	—%	—%
Other non-operating expenses	—%	—%
Total other income	3%	—%
Income before income taxes	9%	9%
Provision for income taxes	2%	3%
Net income	7%	6%
___________________________________________________
*The percentages in the table may not foot due to rounding.

The following tables summarize the number of company-owned stores open at the beginning and the end of the periods indicated:

Direct-to-Consumer North America
	March 27, 2016	March 29, 2015
Number of stores open at beginning of period	154	133
Stores opened	1	1
Stores closed	—	—
Number of stores open at end of period	155	134

Direct-to-Consumer International
	March 27, 2016	March 29, 2015
Number of stores open at beginning of period	23	19
Stores opened	2	2
Stores added from Tumi Japan acquisition	13	—
Stores closed	(1)	—
Number of stores open at end of period	37	21

Three months ended March 27, 2016 compared with the three months ended March 29, 2015
Net Sales
The following table presents net sales by operating segment for the three months ended March 27, 2016 compared with the three months ended March 29, 2015:

	Three Months Ended March 27, 2016	Three Months Ended March 29, 2015	% Change
	(In thousands)
Direct-to-Consumer North America	$57,168	$52,002	10%
Direct-to-Consumer International	12,750	6,499	96%
Indirect-to-Consumer North America	18,872	22,236	(15)%
Indirect-to-Consumer International	29,552	29,724	(1)%
Total	$118,342	$110,461	7%

Net sales increased $7.9 million, or 7%, to $118.3 million for the three months ended March 27, 2016 from $110.5 million for the three months ended March 29, 2015. The increase in net sales was primarily driven by incremental revenue from consolidating Tumi Japan during the first quarter of 2016. In addition, there were 27 new stores opened since the first quarter of 2015 (not including stores added from the Tumi Japan acquisition), which contributed to approximately 63% of the overall sales growth experienced from the three months ended March 29, 2015 to the three months ended March 27, 2016. There were 3 new company-owned store openings, 1 store relocation, 2 store renovations and 1 store closure during the three months ended March 27, 2016. Consumer response to several new product initiatives also contributed to our growth, and we saw growth in sales in our women’s category as well as our premium product collections. Additionally, net sales were negatively impacted during the period by softer sales in our specialty store and department store businesses as well as our Canadian wholesale business.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 10% increase for the three months ended March 27, 2016 as compared with the three months ended March 29, 2015. Of the 27 new stores opened since the first quarter of 2015, 22 were in the North America segment and comprised approximately 81% of the net sales growth experienced in the Direct-to-Consumer North America segment from the three months ended March 29, 2015 to the three months ended March 27, 2016. Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2015 will not impact the comparable store comparison until January 1, 2017. Additionally, temporary store closings, store expansions and store relocations are excluded from the comparable store base under most circumstances. Overall, North America comparable store sales increased 0.1% for the period. North America full-price comparable store sales decreased 3.5%, North America outlet comparable store sales increased 5.4% and our North America e-commerce sales increased 4.0%.
Net sales attributable to the Direct-to-Consumer International segment experienced a 96% increase for the three months ended March 27, 2016 as compared with the three months ended March 29, 2015. This increase in net sales was primarily driven by incremental revenue from consolidating Tumi Japan during the first quarter of 2016. Additionally, of the 27 new stores opened since the first quarter of 2015, 5 were in our International segment and comprised approximately 12% of the net sales growth experienced in the Direct-to-Consumer International segment from the three months ended March 29, 2015 to the three months ended March 27, 2016. Overall, our international comparable store sales increased 7.5% (10.0% in Euros) for the period. Our international full-price comparable store sales increased 2.7% (5.1% in Euros) and outlet comparable store sales were up 5.0% (7.5% in Euros). Our international e-commerce sales increased 33.6% (36.8% in Euros).
Overall, comparable store sales for all Direct-to-Consumer channels increased 0.8% globally for the three months ended March 27, 2016 as compared with the three months ended March 29, 2015.
Net sales attributable to the Indirect-to-Consumer North America segment decreased 15% for the three months ended March 27, 2016 as compared with the three months ended March 29, 2015. Our Indirect-to-Consumer North America net sales have been negatively impacted by a decline in sales in our specialty store business due primarily to a decline in the number of our specialty store accounts, as well as softness in our department store business largely due to weaker traffic trends in these locations.
Net sales attributable to the Indirect-to-Consumer International segment decreased 1% for the three months ended March 27, 2016 as compared with the three months ended March 29, 2015. In our Asia-Pacific region, net sales were negatively impacted during the three months ended March 27, 2016 as we did not anniversary our Tegra-lite launch, which benefited sales during the first quarter of 2015.

Cost of sales
Cost of sales increased by $3.8 million, or 8.4%, to $49.0 million for the three months ended March 27, 2016 as compared to $45.2 million for the three months ended March 29, 2015. In addition, gross margin increased by $4.1 million, or 6.2%, to $69.4 million for the three months ended March 27, 2016 as compared to $65.3 million for the three months ended March 29, 2015. The increase in cost of sales and gross margin dollars was primarily driven by the 7.1% increase in net sales.
Gross margin as a percentage of net sales is dependent upon a variety of factors including changes in relative sales mix among distribution channels, changes in the mix of product sold, the timing and level of promotional activities, fluctuations in foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross margin as a percentage of net sales to fluctuate from year to year. Gross margin as a percentage of net sales was 58.6% for the three months ended March 27, 2016 and 59.1% for the three months ended March 29, 2015. The decrease was primarily attributable to lower margins from Tumi Japan during the three months ended March 27, 2016. This decrease was partially offset by a shift in channel mix from wholesale to retail, as retail sales represented approximately 59.1% of total sales for the three months ended March 27, 2016 compared to 53.0% in the three months ended March 29, 2015. We continue to expand our retail footprint as part of our long-term growth strategy and we have opened 27 new stores since the first quarter of 2015. We typically realize higher gross margins in our retail business as compared to our wholesale business.
Selling expense
Selling expense increased by $0.8 million, or 8.8%, to $9.4 million for the three months ended March 27, 2016 as compared to $8.6 million for the three months ended March 29, 2015. This was primarily due to an increase of approximately $1.5 million attributable to consolidating Tumi Japan. Additionally, included in the three months ended March 29, 2015 was $0.7 million in severance costs compared to $0.1 million in the three months ended March 27, 2016.
Marketing expense
Marketing expense increased by $0.5 million, or 11.4%, to $4.8 million for the three months ended March 27, 2016 as compared to $4.3 million for the three months ended March 29, 2015. The increase in marketing expense was primarily due to additional expenses from consolidating Tumi Japan of approximately $0.5 million.
Retail Operations expense
Retail operations expense increased by $4.3 million, or 14.7%, to $33.6 million for the three months ended March 27, 2016 as compared to $29.3 million for the three months ended March 29, 2015. The increase in retail operations expense was primarily driven by the opening of 27 new stores since the first quarter of 2015, as well as an increase of approximately $1.9 million attributable to consolidating Tumi Japan.
General and administrative expense
General and administrative expense increased by $0.3 million, or 2.5%, to $13.9 million for the three months ended March 27, 2016 as compared to $13.5 million for the three months ended March 29, 2015. This increase was primarily attributable to consolidating Tumi Japan, as well as expenses related to the merger agreement with Samsonite. This increase was partially offset by lower severance costs during the three months ended March 27, 2016. During both the three months ended March 27, 2016 and the three months ended March 29, 2015 we incurred additional costs resulting from our decision to eliminate redundancies, streamline processes, and leverage fixed costs within certain selling, general and administrative functions. In this regard, the Company reduced headcount and incurred related severance and termination costs in the amount of approximately $0.5 million and $1.3 million during the first quarter of 2016 and 2015, respectively.

Operating income
The following table presents operating income (loss) by segment for the three months ended March 27, 2016 as compared with the three months ended March 29, 2015:

	Three Months Ended March 27, 2016	Three Months Ended March 29, 2015	% Change
	(In thousands)
Direct-to-Consumer North America	$11,781	$10,834	9%
Direct-to-Consumer International	790	145	445%
Indirect-to-Consumer North America	7,298	8,645	(16)%
Indirect-to-Consumer International	7,120	8,933	(20)%
Non-allocated corporate expenses	(19,228)	(18,994)	(1)%
Total	$7,761	$9,563	(19)%

Operating income decreased $1.8 million, or 19%, to $7.8 million for the three months ended March 27, 2016 from $9.6 million for the three months ended March 29, 2015. Our decrease in operating income reflects a decrease of approximately $1.8 million attributable to consolidating Tumi Japan. We also saw a decrease in operating income from our Indirect-to-Consumer North America segment, primarily due to the decline in sales and gross margin dollars in this segment which were particularly impacted by softer sales in our specialty store and department store businesses. This was partially offset by growth in our Direct-to-Consumer segments, largely related to new store openings as well as positive comparable store sales during the three months ended March 27, 2016.

Operating income attributable to the Direct-to-Consumer North America segment experienced a 9% increase for the three months ended March 27, 2016 as compared with the three months ended March 29, 2015. This was primarily due to growth in our outlet comparable store sales, as well as growth from our e-commerce websites.

Operating income attributable to the Direct-to-Consumer International segment increased 445% for the three months ended March 27, 2016 as compared with the three months ended March 29, 2015. This was primarily due to an increase in operating income of approximately $0.5 million attributable to consolidating Tumi Japan, as well as growth from our international e-commerce websites.

Operating income attributable to the Indirect-to-Consumer North America segment experienced a decrease of 16% for the three months ended March 27, 2016 as compared with the three months ended March 29, 2015. This was largely due to the decline in sales and gross margin dollars in this segment which were particularly impacted by softer sales in our specialty store and department store businesses, as well as our Canadian wholesale business.

Operating income attributable to the Indirect-to-Consumer International segment experienced a 20% decrease for the three months ended March 27, 2016 as compared with the three months ended March 29, 2015. This was primarily due to a decrease in operating income of approximately $1.0 million attributable to consolidating Tumi Japan, as well as softer sales in our Asia-Pacific region.
Non-allocated corporate expenses represent expenses not attributable to a particular operating segment, and consist of core corporate expenses such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs. As we expand our business, we believe general and administrative expenses will increase in dollar amount in future periods, although we expect to leverage these expenses against sales as the business grows. Non-allocated corporate expenses increased 1% for the three months ended March 27, 2016 as compared with the three months ended March 29, 2015. This increase was primarily attributable to consolidating Tumi Japan, as well as expenses related to the merger agreement with Samsonite, partially offset by the aforementioned lower severance costs during the three months ended March 27, 2016.
Operating margin was 7% for the three months ended March 27, 2016 as compared to 9% for the three months ended March 29, 2015, as the previously mentioned impact of consolidating Tumi Japan, as well as retail operations expense for new stores and the wrap effect (expenses for stores for which there were little or no expenses in the comparable prior period) of stores opened since the first quarter of 2015, offset some of our fixed cost leverage.

Other income and expenses
Other income and expenses, net increased $2.8 million to $3.0 million for the three months ended March 27, 2016 from $0.2 million for the three months ended March 29, 2015. This increase was primarily driven by the gain on our existing joint venture investment recorded in connection with the Tumi Japan acquisition, during the first quarter of 2016.
Income tax expense
Provision for income taxes decreased $0.6 million, or 17%, to $2.9 million in the three months ended March 27, 2016 from $3.4 million in the three months ended March 29, 2015. This was primarily due to the benefit from the pre-tax gain on our existing joint venture investment recorded in connection with our Tumi Japan acquisition, which is non-taxable. This benefit has been recorded as a discrete item for the three months ended March 27, 2016.
Net income
Net income increased $1.5 million to $7.9 million for the three months ended March 27, 2016 from $6.4 million for the three months ended March 29, 2015. This increase was primarily driven by the increase in net sales and gross margin dollars realized, partially offset by the aforementioned impact of consolidating Tumi Japan, as well as retail operations expense for new stores and the wrap effect of stores opened since the first quarter of 2015.
Basic and diluted weighted average shares outstanding were 67.5 million and 67.9 million shares for the three months ended March 27, 2016 and March 29, 2015, respectively. Basic and diluted EPS was $0.12 per common share for the three months ended March 27, 2016 versus $0.09 per common share for the three months ended March 29, 2015.
Seasonality
Our business is seasonal in nature and, as a result, our net sales and working capital requirements fluctuate from quarter to quarter. Our fourth quarter is a significant period for our results of operations due to increased Direct-to-Consumer sales during the holiday season in North America and Europe. In 2015, fourth quarter net sales represented approximately 31% of our total annual net sales. Operating income in the same period represented 40% of our total annual operating income. During the fourth quarter, the Company expects inventory levels, accounts payable and accrued expenses to increase commensurate with net sales.

Liquidity and Capital Resources
Historically, our primary source of liquidity has been cash flows from operations. Our long-term credit facility has not historically been used to finance our capital requirements, but instead was used to refinance acquisition indebtedness originally incurred when Doughty Hanson and certain members of management at that time acquired the Company in 2004. We have from time to time drawn down on our revolving line of credit as short-term liquidity needs arise. We use our cash flows from operations to fund our store development and overall growth activities. In addition, we funded the Tumi Japan acquisition through cash on-hand.
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
Cash and cash equivalents
As of March 27, 2016, we had cash and cash equivalents of $102.0 million. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.
Cash flows from operating activities
Cash flows from operating activities consisted primarily of net income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation expense, gain on acquisition of joint venture investment, loss on disposal of fixed assets and other non-cash charges. Our cash flows from operations are largely dependent on sales to consumers and wholesale customers, which are in turn dependent on consumer confidence, store traffic, conversion, business travel and general economic conditions. We believe we have the ability to conserve liquidity when economic conditions become less favorable through any number of strategies including curtailment of store expansion plans and cutting discretionary spending.
We generated cash flows from operations of $4.1 million during the three months ended March 27, 2016, compared to $12.0 million during the three months ended March 29, 2015. The decrease was primarily driven by a decrease in accounts payable and accrued expenses as of March 27, 2016, largely related to the timing of vendor payments.
Investing activities
Cash flows used for investing activities consisted of capital expenditures for store expansion plans, store renovations, store openings, store relocations, information technology infrastructure, distribution infrastructure and product tooling costs, as well as the Tumi Japan acquisition.
Cash used for investing activities was $2.7 million and $8.1 million for the three months ended March 27, 2016 and March 29, 2015, respectively. Capital expenditures for the year ended December 31, 2016 are expected to be in the range of $23.0 million to $28.0 million.
Financing activities
Cash flows provided by financing activities was $5.6 million for the three months ended March 27, 2016. Financing activities during the three months ended March 27, 2016 consisted primarily of borrowings and payments under the Tumi Japan Credit Facilities and notes payable, as well as proceeds received from options exercised during the first quarter of 2016.
Amended and restated credit facility
The Amended Credit Facility consolidated the term loan facility and the revolving credit facility previously provided in the Company’s former credit facility into a single $70,000,000 senior secured revolving credit facility, with Wells Fargo as the sole lender, and extended the maturity of the facility until April 4, 2017. The Amended Credit Facility includes a letter of credit sublimit of $5,000,000.
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
As of March 27, 2016 and December 31, 2015, the Company had no balance outstanding under the Amended Credit Facility. Letters of credit outstanding at March 27, 2016 and December 31, 2015 totaled $384,000 under the Amended Credit Facility and, accordingly, the unused portion of the Amended Credit Facility was $69,616,000. The fee for the unused portion of the Amended Credit Facility was $26,000 for the three months ended March 27, 2016 and March 29, 2015.
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
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Borrowers were in compliance with all such covenants as of March 27, 2016.
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
The foregoing summaries of certain provisions of the Amended Credit Facility do not purport to be complete and are qualified in their entirety by reference to the full text of the Amended Credit Facility, which is incorporated by reference as exhibit 10.3b to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016.
Tumi Japan Credit Facilities
Tumi Japan has uncommitted credit facilities with regional branches of Bank of Tokyo-Misubishi UFJ and Resona Bank, Ltd. (the “Tumi Japan Credit Facilities.”) These credit facilities are subject to annual renewal and may be used to fund the general working capital and corporate needs of Tumi Japan. Borrowings under the Tumi Japan Credit Facilities are granted at the sole discretion of the Banks, subject to availability of the Banks’ funds and satisfaction of certain regulatory requirements. The Tumi Japan Credit Facilities do not contain any financial covenants. Details of the Tumi Japan Credit Facilities are as follows:

•
Bank of Tokyo-Mitsubishi UFJ Credit Facility - provides a revolving line of credit of up to 100,000,000 yen. Borrowings under the Credit Facility bear interest at a per annum rate equal to the Japanese interest rate plus a margin of 0.850%.

•
Resona Bank Ltd. Credit Facility - provides a revolving line of credit of up to 500,000,000 yen. Borrowings under the Credit Facility bear interest at a per annum rate equal to the Japanese interest rate plus a margin of 1.00%.

As of March 27, 2016 the Company had $2,654,000 outstanding under the Tumi Japan Credit Facilities.
Notes Payable
Tumi Japan enters into promissory note arrangements with its banks.  The notes are non-interest bearing and are generally contractually due three months after the issuance date.  There were no guarantees or collateral held against the notes.
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
There were no repurchases made during the first quarter of 2016. As of March 27, 2016, the remaining availability under the Company’s share repurchase program was approximately $141,546,000. All repurchased shares of common stock have been accounted for as treasury stock at cost.
As part of the Merger Agreement with Samsonite, the Company agreed that during the executory period beginning on March 3, 2016, the date of the Merger Agreement, and ending on the earlier of the termination of the Merger Agreement, per its terms, and the effective time of the merger, it would not repurchase any shares of its capital stock.

Contractual Obligations
There have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
There have been no material changes to the description of our critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 25, 2016.

Recently Issued Accounting Pronouncements
Except as discussed in Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we have considered all new accounting pronouncements and have concluded that there are no new pronouncements that we expect to have a material impact on our results of operations, financial condition, or cash flows, based on current information.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016.

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
On March 3, 2016, Tumi entered into a merger agreement with Samsonite International S.A. (“Samsonite”) and PTL Acquisition Inc., pursuant to which Samsonite will acquire Tumi.  Thereafter, on March 15, 2016, a putative stockholder class action challenging the merger was filed in New Jersey Superior Court and was captioned Sun v. Tumi Holdings, Inc., et al., No. C-32-16 (N.J. Super.) (the “Sun State Court Action”).  The Sun State Court Action alleged that the members of Tumi’s board breached their fiduciary duties by, among other things, entering into the merger agreement with Samsonite at an inadequate price, failing to engage in an auction process, and failing to disclose all material information to Tumi’s stockholders.  The Sun State Court Action also alleged that Tumi and Samsonite aided and abetted these alleged breaches of fiduciary duties.  On April 14, 2016, plaintiff voluntarily dismissed the Sun State Court Action.
 On April 19, 2016, the same plaintiff who filed the Sun State Court Action, filed an action in the District of New Jersey, captioned Sun v. Tumi Holdings, Inc., et al., No. 2:16-cv-02184-JMV-JBC (D. NJ.) (the “Sun Federal Court Action”).  The Sun Federal Court Action makes only disclosure claims, alleging an individual claim for violation of Section 14(a) of the Securities Exchange Act of 1934, as amended to date (“1934 Act”) against Tumi and the members of its board, as well as an individual claim for violation of Section 20(a) of the 1934 Act against Samsonite and the members of Tumi’s board.  Tumi and the board believes these claims are wholly without merit.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The announcement and pendency of our agreement to be acquired by Samsonite could have an adverse effect on our business.

On March 3, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Samsonite International S.A., a public limited liability company (société anonyme) incorporated and governed by the laws of the Grand-Duchy of Luxembourg (“Samsonite”), and PTL Acquisition Inc., a Delaware corporation and an indirect wholly owned subsidiary of Samsonite (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation in the Merger, and, at the effective time of the Merger, each outstanding share of common stock of the Company, par value $0.01 per share (“Company Common Stock”) (other than shares owned by the Company or any of its subsidiaries or Samsonite or any of its subsidiaries (including Merger Sub), which shall be cancelled, and any Dissenting Shares (as defined in the Merger Agreement)), will automatically be cancelled and converted into the right to receive $26.75 in cash, without interest. Uncertainty about the effect of the Merger on our employees, customers, suppliers, distributors and other parties may have a material adverse effect on our business. There can be no assurance that our employees, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business and operations. Parties with which we do business, including our suppliers and distributors may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us. Uncertainty may cause distributors to delay investments in inventory or taking brand-enhancing actions, such as opening new locations or renovating existing locations, which could result in a material adverse effect on our business, operations and financial position. In addition, costs, fees, expenses and charges related to the Merger Agreement, the Merger or pending and future litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against us and others, are uncertain and such costs, fees, expenses and charges could result in a material adverse effect on our financial position.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, repurchase shares of our stock, incur indebtedness or incur capital expenditures, until the Merger becomes effective or the Merger Agreement terminates. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The failure to complete the Merger with Samsonite could adversely affect our business.

Completion of the Merger with Samsonite is subject to several conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, including the approval of our stockholders and Samsonite’s shareholders. If the Merger or a similar transaction is not completed, the share price of Company Common Stock will drop to the extent that the current market price of Company Common Stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of $13.7 million or $54.7 million in the event the Merger is not consummated. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the Merger, including any adverse impact in our relationships with distributors or suppliers could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

The following table sets forth the repurchases of shares of the Company’s common stock during the quarter ended March 27, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—	—	—	—
February 1, 2016 - February 28, 2016	—	—	—	—
February 29, 2016 - March 27, 2016	2,014¹	$26.20	—	—
Total	2,014	$26.20	—	—
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

TUMI HOLDINGS, INC.

May 5, 2016	/s/ Michael J. Mardy
Date	Michael J. Mardy
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 4, 2016)
3.1*	Amendment No. 1 to Amended and Restated By-Laws
10.1*	Form of Restricted Cash Award Agreement for Directors
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Filed herewith.