Form 10-Q
period 2016-06-26
Tumi Holdings, Inc.
filed 2016-07-29
CIK 1535031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 29, 2016
Common Stock, $0.01 Par Value	67,661,362 shares

TUMI HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Tumi Holdings, Inc.’s (“Tumi”) current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, growth, strategies, plans, achievements, dividends, capital structure, organizational structure, future store openings, market opportunities and general market and industry conditions. Tumi generally identifies forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include those set forth under the heading “Risk Factors” in Tumi’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016 and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2016, filed with the SEC on May 5, 2016. For example, if general economic conditions and the availability of opportunities in the marketplace that complement our store strategy ultimately differ from those anticipated by management, the actual pace of our future store openings may differ materially from the pace contemplated by a forward-looking statement. Forward-looking statements speak only as of the date on which they are made. Tumi expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 26, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,082	$94,632
Accounts receivable, less allowance for doubtful accounts of approximately $918 and $877 at June 26, 2016 and December 31, 2015, respectively	34,710	32,434
Other receivables	1,861	3,543
Inventories, net	113,907	99,688
Prepaid expenses and other current assets	7,524	12,096
Prepaid income taxes	6,763	996
Total current assets	277,847	243,389
Property, plant and equipment, net	88,409	83,501
Deferred tax assets, noncurrent	—	771
Joint venture investment	—	1,840
Goodwill	145,178	142,773
Intangible assets, net	130,925	130,400
Other assets	11,101	9,270
Total assets	$653,460	$611,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share data)

	June 26, 2016	December 31, 2015
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$38,969	$35,844
Notes payable	2,204	—
Accrued expenses	37,539	39,130
Income taxes payable	571	615
Short-term debt	4,407	—
Total current liabilities	83,690	75,589

Other long-term liabilities	15,507	12,775
Deferred tax liabilities	43,310	42,734
Total liabilities	142,507	131,098

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—$0.01 par value; 350,000,000 shares authorized, 68,427,321 shares issued and 67,661,362 shares outstanding as of June 26, 2016; 68,158,428 shares issued and 67,394,756 shares outstanding as of December 31, 2015	684	681
Preferred stock—$0.01 par value; 75,000,000 shares authorized and no shares issued or outstanding as of June 26, 2016 and December 31, 2015	—	—
Additional paid-in capital	324,633	317,140
Treasury stock, at cost; 765,959 and 763,672 shares as of June 26, 2016 and December 31, 2015, respectively	(13,398)	(13,338)
Retained earnings	203,850	182,747
Accumulated other comprehensive loss	(4,816)	(6,384)
Total stockholders’ equity	510,953	480,846
Total liabilities and stockholders’ equity	$653,460	$611,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(unaudited)
Net sales	$147,517	$138,520	$265,859	$248,981
Cost of sales	61,339	56,905	110,331	102,095
Gross margin	86,178	81,615	155,528	146,886
OPERATING EXPENSES
Selling	9,373	8,207	18,768	16,843
Marketing	4,437	4,472	9,214	8,759
Retail operations	37,200	31,782	70,752	61,040
General and administrative	14,399	11,874	28,264	25,401
Total operating expenses	65,409	56,335	126,998	112,043
Operating income	20,769	25,280	28,530	34,843
OTHER INCOME (EXPENSES)
Interest income (expense)	41	(80)	13	(185)
Gain on existing joint venture investment	—	—	3,480	—
Earnings from joint venture investment	—	90	—	302
Foreign exchange gains (losses)	(246)	353	(687)	671
Other non-operating income (expenses)	(28)	78	(39)	(104)
Total other income (expense)	(233)	441	2,767	684
Income before income taxes	20,536	25,721	31,297	35,527
Provision for income taxes	7,336	9,002	10,194	12,434
Net income	$13,200	$16,719	$21,103	$23,093
Weighted average common shares outstanding:
Basic	67,649,322	67,874,098	67,548,236	67,871,526
Diluted	67,884,203	67,920,124	67,688,883	67,919,295
Basic earnings per common share	$0.20	$0.25	$0.31	$0.34
Diluted earnings per common share	$0.19	$0.25	$0.31	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(unaudited)
Net income	$13,200	$16,719	$21,103	$23,093
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax	413	666	1,568	(2,199)
Comprehensive income	$13,613	$17,385	$22,671	$20,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 26, 2016	June 28, 2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,103	$23,093
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,938	10,101
Share-based compensation expense	2,471	2,526
Amortization of deferred financing costs	82	83
Allowance for doubtful accounts	(41)	(4)
Gain on existing joint venture investment	(3,480)	—
Earnings from joint venture	—	(302)
Loss on disposal of fixed assets	224	260
Impairment of long lived assets	—	639
Other non-cash charges	739	886
Changes in operating assets and liabilities
Accounts receivable	1,761	1,111
Other receivables	1,702	230
Inventories	(1,509)	(7,764)
Prepaid expenses and other current assets	955	2,041
Prepaid income taxes	(5,767)	(1,887)
Other assets	60	(185)
Accounts payable	(1,910)	4,954
Accrued expenses	(1,963)	1,103
Income taxes payable	(394)	(2,231)
Other liabilities	2,097	547
Total adjustments	6,965	12,108
Net cash provided by operating activities	28,068	35,201
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from business combination, Tumi Japan acquisition	2,414	—
Capital expenditures	(14,748)	(15,006)
Net cash used in investing activities	(12,334)	(15,006)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Six Months Ended
	June 26, 2016	June 28, 2015
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from short-term debt	$15,903	$—
Payments on short-term debt	(13,222)	—
Borrowings on notes payable	9,054	—
Payments on notes payable	(14,484)	—
Options exercise	5,025	—
Repurchases of common stock, including shares withheld in satisfaction of tax obligations	(60)	(10)
Net cash provided by financing activities	2,216	(10)
Effect of exchange rate changes on cash	500	(249)
Net increase in cash and cash equivalents	18,450	19,936
Cash and cash equivalents at beginning of period	94,632	52,796
Cash and cash equivalents at end of period	$113,082	$72,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	BASIS OF PRESENTATION AND ORGANIZATION
Nature of Operations
Tumi Holdings, Inc. (together with its subsidiaries, the “Company”) is a leading designer, producer and marketer of a comprehensive line of travel and business products and accessories in multiple categories. The Company’s product offerings include travel bags, business cases, totes, handbags, business and travel accessories and small leather goods. The Company designs its products for, and markets its products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status and durability of Tumi products. The Company sells its products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. The Company has approximately 2,200 points of distribution in over 75 countries, and its global distribution network is enhanced by the use of its four logistics facilities located in the United States, Europe and Asia. The Company designs its products in its U.S. design studios and selectively collaborates with well-known, international, industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based in Asia, many of which are longtime suppliers, and in the Caribbean.
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
The Board of Directors of the Company unanimously (1) determined that the Merger Agreement and the Merger are fair to and in the best interests of the Company and its stockholders, (2) approved the execution, delivery and performance of the Merger Agreement and (3) resolved to recommend adoption of the Merger Agreement by the stockholders of the Company.
The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of Company Common Stock entitled to vote thereon and the approval of the Merger Agreement and the transactions contemplated thereby, including the Merger, by an ordinary resolution of the shareholders of Samsonite.
On July 12, 2016, at a special meeting, the Company’s stockholders voted to adopt the Merger Agreement. On July 26, 2016, Samsonite’s shareholders approved the Merger Agreement and the transactions contemplated thereby. The closing of the Merger is also subject to customary closing conditions, including the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement. Consummation of the Merger is not subject to a financing condition. Subject to the satisfaction or waiver of the remaining conditions, it is currently expected that closing will occur in early August 2016.
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
Reporting Periods
The reporting periods for the Company’s unaudited interim quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on March 28, 2016 and March 30, 2015 and ended on June 26, 2016 and June 28, 2015, respectively.
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
Cash and Cash Equivalents
As of June 26, 2016, the total balance in U.S. bank accounts over the Federal Deposit Insurance Company limit then in effect was approximately $100,580,000. The total balance in international bank accounts at June 26, 2016, which is not covered under the FDIC, was approximately $23,987,000.
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
Due to their short term maturity, management believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable were reasonable estimates of their fair value as of June 26, 2016.

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

3.	STOCKHOLDERS’ EQUITY
Activity for the six months ended June 26, 2016 in the accounts of Stockholders’ Equity is summarized below:

	Common Stock
	Shares	Par Value	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share data)
Balance as of January 1, 2016	68,158,428	$681	$317,140	$(13,338)	$182,747	$(6,384)	$480,846
Net income	—	—	—	—	21,103	—	21,103
Share-based compensation	—	—	2,471	—	—	—	2,471
Stock options exercised	235,190	3	5,022	—	—	—	5,025
Service-based shares issued	33,703	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(60)	—	—	(60)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,568	1,568
Balance as of June 26, 2016	68,427,321	$684	$324,633	$(13,398)	$203,850	$(4,816)	$510,953

As of June 26, 2016 and December 31, 2015, the Company held 765,959 and 763,672 shares of common stock in treasury, respectively. During the six months ended June 26, 2016, 2,287 shares of common stock were withheld by the

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 2012 Long-Term Incentive Plan. Shares withheld in satisfaction of tax obligations are accounted for as treasury stock at cost.
Share Repurchase Program

On November 4, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $150 million of the Company’s common stock over the following twelve months. Under the program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. The Company expects that purchases will be funded through existing cash on hand, cash from operations, borrowings or a combination of the foregoing. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume and general market conditions. Repurchases in the future may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program may be suspended or discontinued at any time.

There were no repurchases made during the first half of 2016. As of June 26, 2016, the remaining availability under the Company’s share repurchase program was approximately $141,546,000. All repurchased shares of common stock have been accounted for as treasury stock at cost.

As part of the Merger Agreement with Samsonite, the Company agreed that during the executory period beginning on March 3, 2016, the date of the Merger Agreement, and ending on the earlier of the termination of the Merger Agreement, per its terms, and the effective time of the merger, it would not repurchase any shares of its capital stock.

4. INVENTORIES, NET
Inventories, net consist of the following:

	June 26, 2016	December 31, 2015
	(In thousands)
Raw materials	$172	$246
Finished goods	113,735	99,442
Total inventories, net	$113,907	$99,688

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consists of the following:

		June 26, 2016	December 31, 2015
		(In thousands)
	Useful Life
Land	—	$485	$485
Buildings and improvements	25 years	5,404	5,404
Leasehold and store enhancements	1 to 10 years	122,469	112,861
Furniture, computers and equipment	3 to 5 years	22,412	19,829
Capitalized software	5 years	13,146	12,573
Fixtures, dies and autos	3 to 5 years	27,796	25,809
Construction in progress		5,728	5,570
		197,440	182,531
Less accumulated depreciation and amortization		(109,031)	(99,030)
		$88,409	$83,501

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Depreciation and amortization expense on property, plant and equipment was $6,115,000 and $11,863,000 for the three and six months ended June 26, 2016, respectively, and $5,067,000 and $10,087,000 for the three and six months ended June 28, 2015, respectively.

6.	ACQUISITION OF JOINT VENTURE INVESTMENT
Tumi Japan
In June 2003, the Company entered into a Joint Venture Agreement with ACE Co., Ltd. (“Ace”) and Itochu Corporation (“Itochu”) to form Tumi Japan. The purpose of Tumi Japan was to sell, promote and distribute the Company’s products in Japan. This investment historically was accounted for under the equity method.
Sales to Itochu were $5,643,000 and $8,920,000 for the three and six months ended June 28, 2015. The Company had accounts receivable due from Itochu of $1,480,000 as of December 31, 2015.
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

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the change in the carrying amount of the Company’s goodwill (in thousands):

Balance at December 31, 2015	$142,773
Acquisition of joint venture investment	2,405
Balance as of June 26, 2016	$145,178

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	June 26, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Amortized intangible assets:
Customer relationships	$1,700	$(1,175)	$525	$1,100	$(1,100)	$—
Lease value	1,359	(1,359)	—	1,359	(1,359)	—
Total	$3,059	$(2,534)	$525	$2,459	$(2,459)	$—
Unamortized intangible assets:
Brand/trade name	$130,400	$—	$130,400	$130,400	$—	$130,400
Total intangible assets	$133,459	$(2,534)	$130,925	$132,859	$(2,459)	$130,400

Amortization expense was $37,000 and $75,000 for the three and six months ended June 26, 2016, respectively and $14,000 for both the three and six months ended June 28, 2015.

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

	Six Months Ended
	June 26, 2016	June 28, 2015
	(In thousands)
Liability, beginning of period	$9,001	$8,033
Provision for warranties	2,555	3,804
Warranty claims	(2,926)	(3,309)
Liability, end of period	$8,630	$8,528

9.	DEBT OBLIGATIONS

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
As of June 26, 2016 and December 31, 2015, the Company had no balance outstanding under the Amended Credit Facility. Letters of credit outstanding at June 26, 2016 and December 31, 2015 totaled $384,000 under the Amended Credit Facility and, accordingly, the unused portion of the Amended Credit Facility was $69,616,000. The fee for the unused portion of the Amended Credit Facility was $26,000 and $51,000 for the three and six months ended June 26, 2016, respectively and $26,000 and $52,000 for the three and six months ended June 28, 2015.
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
Debt Covenants
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Company was in compliance with all such financial covenants as of June 26, 2016.
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

As of June 26, 2016 the Company had $4,407,000 outstanding under the Tumi Japan Credit Facilities. This is recorded as short-term debt on the Company’s condensed consolidated balance sheet.
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
 On April 19, 2016, the same plaintiff who filed the Sun State Court Action, filed an action in the District of New Jersey, captioned Sun v. Tumi Holdings, Inc., et al., No. 2:16-cv-02184-JMV-JBC (D. NJ.) (the “Sun Federal Court Action”).  The Sun Federal Court Action makes only disclosure claims, alleging an individual claim for violation of Section 14(a) of the Securities Exchange Act of 1934, as amended to date (“1934 Act”) against Tumi and the members of its board, as well as an individual claim for violation of Section 20(a) of the 1934 Act against Samsonite and the members of Tumi’s board.  Tumi and the board believes these claims are wholly without merit. Regardless, on May 13, 2016, Tumi filed a revised Preliminary Proxy Statement that mooted all of the claims in the Sun Federal Court Action.  Accordingly, on July 19, 2016, plaintiff, Tumi, and the other defendants in the Sun Federal Court Action filed with the court a Stipulation of Dismissal and Proposed Order (the "Stipulation") informing the court that plaintiff believes his claims have been mooted and requesting that the court dismiss the action with prejudice.  The Stipulation also states that plaintiff intends to submit an application to the court for an award of attorneys’ fees in connection with the mooted claims.
Leases
The Company leases certain office, distribution and retail facilities. The lease agreements, which expire at various dates through 2028, are subject, in some cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. Certain rentals are also contingent upon factors such as sales. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Contingent rentals are recognized when the achievement of the target (i.e., sales levels) which triggers the related payment is considered probable. Such expenses were not material for the three and six months ended June 26, 2016 and June 28, 2015, respectively.

11.	INCOME TAXES
Income tax expense has been recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full calendar year applied to the pre-tax income of the interim period, as well as for the impact of discrete events that have taken place during the current reporting period. The Company’s consolidated effective tax rate was 35.7% and 32.6% for the three and six months ended June 26, 2016 and 35.0% for both the three and six months ended June 28, 2015. The change in the effective tax rate is primarily related to the benefit from the pre-tax gain on the existing joint venture investment recorded in connection with the Tumi Japan acquisition, which is non-taxable. The benefit of approximately $1.0 million has been accounted for as a discrete item in the Company’s tax provision for the first quarter of 2016.

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

12.	EARNINGS PER SHARE
The following table summarizes the calculation of basic and diluted earnings per common share for the three and six months ended June 26, 2016 and June 28, 2015:

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(In thousands, except share and per share data)
Basic earnings per common share:
Numerator:
Net income	$13,200	$16,719	$21,103	$23,093
Denominator:
Basic weighted average common shares outstanding	67,649,322	67,874,098	67,548,236	67,871,526
Basic earnings per common share	$0.20	$0.25	$0.31	$0.34

Diluted earnings per common share:
Numerator:
Net income	$13,200	$16,719	$21,103	$23,093
Denominator:
Number of shares used in basic calculation	67,649,322	67,874,098	67,548,236	67,871,526
Weighted average dilutive effect of employee stock options and restricted stock units	234,881	46,026	140,647	47,769
Diluted weighted average common shares outstanding	67,884,203	67,920,124	67,688,883	67,919,295
Diluted earnings per common share	$0.19	$0.25	$0.31	$0.34

The Company excluded 18,939 and 19,101 weighted average stock options and restricted stock units for the three and six months ended June 26, 2016, respectively, and 778,889 and 644,203 for the three and six months ended June 28, 2015, respectively, from the calculation of diluted earnings per common share because they were determined to be antidilutive. In addition, as of June 26, 2016 and June 28, 2015, there were 280,161 and 173,909 performance-based restricted stock units, respectively, that were excluded from the computation of diluted earnings per share because these units have not yet been earned in accordance with the vesting conditions of the plan.

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

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The table below presents information for net sales, operating income and depreciation and amortization by segment for the three and six months ended June 26, 2016 and June 28, 2015:

	Direct-to- Consumer North America	Direct-to- Consumer International	Indirect-to- Consumer North America	Indirect-to- Consumer International	Non-Allocated Corporate Expenses	Consolidated Totals
	(In thousands)
Three Months Ended June 26, 2016
Net sales	$68,023	$14,988	$25,732	$38,774	$—	$147,517
Operating income (loss)	$17,366	$1,701	$10,712	$10,997	$(20,007)	$20,769
Depreciation and amortization	$3,332	$666	$576	$953	$625	$6,152
Three Months Ended June 28, 2015
Net sales	$65,399	$7,397	$25,534	$40,190	$—	$138,520
Operating income (loss)	$18,336	$441	$9,927	$14,144	$(17,568)	$25,280
Depreciation and amortization	$2,716	$423	$442	$889	$597	$5,067
Six Months Ended June 26, 2016
Net sales	$125,191	$27,738	$44,604	$68,326	$—	$265,859
Operating income (loss)	$29,147	$2,491	$18,010	$18,117	$(39,235)	$28,530
Depreciation and amortization	$6,416	$1,247	$1,053	$2,017	$1,205	$11,938
Six Months Ended June 28, 2015
Net sales	$117,401	$13,896	$47,770	$69,914	$—	$248,981
Operating income (loss)	$29,170	$586	$18,572	$23,077	$(36,562)	$34,843
Depreciation and amortization	$5,285	$864	$905	$1,845	$1,202	$10,101

14.	CONCENTRATION OF RISK
Credit Risk
The Company’s accounts receivable include large balances due from a small number of major customers, principally distribution partners in the Asia-Pacific region and large department and specialty luggage stores dispersed throughout the United States. Failure of one major customer to pay its balance could have a significant impact on the financial position, results of operations and cash flows of the Company. Five of the Company’s largest customers in the aggregate accounted for 12.5% and 23.8% of consolidated trade accounts receivable at June 26, 2016 and December 31, 2015, respectively. These five customers accounted for 9.0% and 9.4% of consolidated net sales for the three and six months ended June 26, 2016, respectively and 13.0% and 12.5% for the three and six months ended June 28, 2015, respectively.
Supplier Risk
The Company’s product offerings are enhanced by custom raw materials that have specific technical requirements. The Company has selected a limited number of key suppliers with the capability to support these manufacturing requirements and manufactures the majority of its products in Asia. Although alternatives in the supply chain exist, a change in suppliers could cause a delay in manufacturing and have a short-term adverse effect on operating results. Additionally, purchases from these key suppliers are denominated in U.S. dollars. Foreign currency risk associated with these supply arrangements is shared with these suppliers. Five of the Company’s largest suppliers accounted for 47.0% and 41.2% of accounts payable at June 26, 2016 and December 31, 2015, respectively. These five suppliers accounted for 76.8% and 75.0% of total product purchases for the three and six months ended June 26, 2016, respectively, and 84.8% and 84.1% for the three and six months ended June 28, 2015, respectively.

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
The following table shows the total compensation cost charged against income for share-based compensation plans and the related potential future tax benefits recognized in the income statement for the periods indicated:

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(In thousands)
Share-based compensation expense	$1,149	$1,172	$2,471	$2,526
Income tax benefit related to share-based compensation	$425	$434	$914	$935
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
The following table presents the weighted average assumptions used to estimate the fair value of the options granted during the periods presented:

	Six Months Ended
	June 26, 2016	June 28, 2015
Weighted average volatility	40.07%	43.53%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Risk-free rate	1.32%	1.73%

TUMI HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A summary of option activity under the 2012 Plan as of June 26, 2016 and changes during the six months then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2015	1,281,933	$21.69
Granted	18,939	$19.75
Exercised	(235,190)	$21.36
Forfeited or expired	(33,855)	$22.34
Outstanding - June 26, 2016	1,031,827	$21.70	7.70	$5,116,497
Options vested and expected to vest as of June 26, 2016	1,006,342	$21.70	7.69	$4,989,524
Options vested and exercisable as of June 26, 2016	483,775	$21.70	7.32	$2,397,894

The weighted average grant-date fair value of options granted during the six months ended June 26, 2016 and June 28, 2015 was $7.92 and $10.12, respectively.

The total intrinsic value of options exercised during the six months ended June 26, 2016 was $1,151,000. The total cash received from option exercises was $5,508,000 during the six months ended June 26, 2016, and the cash tax benefit realized for the tax deductions from these option exercises was approximately $596,000.

As of June 26, 2016, there was $3,282,000 of total unrecognized compensation cost related to nonvested stock options. Such cost is expected to be recognized over a weighted average period of 1.49 years. The total fair value of options vested during the six months ended June 26, 2016 was $2,516,000.
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

A summary of the status of performance-based RSUs as of June 26, 2016 and changes during the six months then ended is presented below:

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested - December 31, 2015	157,754	$22.94
Granted	130,624	$19.75
Vested	—	$—
Forfeited	(8,217)	$23.08
Nonvested - June 26, 2016	280,161	$21.45

As of June 26, 2016, there was $2,005,000 of total unrecognized compensation cost related to nonvested performance-based RSUs. Such cost is expected to be recognized over a weighted average period of 1.82 years.
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

A summary of the status of service-based RSUs as of June 26, 2016 and changes during the six months then ended is presented below:

	Number of Units	Weighted Average Grant-Date Fair Value
Nonvested - December 31, 2015	73,280	$23.19
Granted	201,795	$19.75
Vested	(33,703)	$23.26
Forfeited	(2,688)	$23.25
Nonvested - June 26, 2016	238,684	$20.27

The weighted-average grant-date fair value of service-based RSUs granted during the six months ended June 26, 2016 and June 28, 2015 was $19.75 and $23.20, respectively.

As of June 26, 2016, there was $3,094,000 of total unrecognized compensation cost related to nonvested service-based RSUs. Such cost is expected to be recognized over a weighted average period of 2.53 years. The total fair value of service-based RSUs vested during the six months ended June 26, 2016 was $784,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Tumi Holdings, Inc.’s (together with its subsidiaries, “Tumi”, the “Company”, “we”, “us”, and “our”) condensed consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Cautionary Note Regarding Forward-Looking Statements” for further information regarding forward-looking statements. We generally identify forward-looking statements by words such as“anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016 and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2016, filed with the SEC on May 5, 2016. We urge you not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations. Historical results are not necessarily indicative of the results expected for any future period.
The reporting periods for our unaudited quarterly financial information are based on the first month of each fiscal quarter including five Sundays and the second and third months of each fiscal quarter including four Sundays, with the fourth fiscal quarter always ending on December 31. Accordingly, the three-month reporting periods for the unaudited interim condensed consolidated financial statements included herein commenced on March 28, 2016 and March 30, 2015 and ended on June 26, 2016 and June 28, 2015, respectively.
Executive Overview
We are a leading, growing, global, premium lifestyle brand whose products offer superior quality, durability and innovative design. We offer a comprehensive line of travel and business products and accessories in multiple categories. We design our products for, and market our products to, sophisticated professionals, frequent travelers and brand-conscious individuals who enjoy the premium status of Tumi products. We sell our products through a network of company-owned full-price stores and outlet stores, partner stores, concessions, shop-in-shops, specialty luggage shops, high-end department stores and e-commerce distribution channels. We have approximately 2,200 points of distribution in over 75 countries, and our global distribution network is enhanced by the use of our four logistics facilities located in the United States, Europe and Asia. We design our products in our U.S. design studios and selectively collaborate with well-known, international, industrial and fashion designers for limited edition product lines. Production is sourced globally through a network of suppliers based principally in Asia, many of which are longtime suppliers, and in the Caribbean.
We have expanded our global presence by successfully implementing our growth strategies, which have included opening additional company-owned stores and increasing wholesale points of distribution. Our net sales increased from $138.5 million and $249.0 million in the three and six months ended June 28, 2015, respectively, to $147.5 million and $265.9 million in the three and six months ended June 26, 2016, respectively. The increase was primarily driven by incremental revenue from consolidating Tumi Japan which was acquired during the first quarter of 2016. Our ability to expand our points of distribution and to grow our net sales in existing stores has been driven by increasing demand for our products, as well as growing recognition of the Tumi brand. We have also increased our focus on our women’s line and on increasing our overall online presence.
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
We believe there is a significant opportunity to continue to expand our store base globally, and we plan to add new company-owned and partner stores in upscale malls and prestigious street venues. We had 7 and 10 new company-owned store openings in the three and six months ended June 26, 2016, respectively. We currently expect to continue to open company-owned stores, both in North America and internationally, in the foreseeable future. Most of the locations we have identified for new company-owned stores are for full-price stores, while the remaining locations are for outlet stores. We also believe there are opportunities to open additional stores in airport locations as well as luxury casinos.
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
The Board of Directors of the Company unanimously (1) determined that the Merger Agreement and the Merger are fair to and in the best interests of the Company and its stockholders, (2) approved the execution, delivery and performance of the Merger Agreement and (3) resolved to recommend adoption of the Merger Agreement by the stockholders of the Company.
The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of Company Common Stock entitled to vote thereon and the approval of the Merger Agreement and the transactions contemplated thereby, including the Merger, by an ordinary resolution of the shareholders of Samsonite.
On July 12, 2016, at a special meeting, the Company’s stockholders voted to adopt the Merger Agreement. On July 26, 2016, Samsonite’s shareholders approved the Merger Agreement and the transactions contemplated thereby. The closing of the Merger is also subject to customary closing conditions, including the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement. Consummation of the Merger is not subject to a financing condition. Subject to the satisfaction or waiver of the remaining conditions, it is currently expected that closing will occur in early August 2016.
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

Growth Strategy
The key elements of our growth strategy are:

•
Expand our store base. We believe there continues to be significant opportunity for us to expand our company-owned retail store network in North America and internationally. We plan to add new stores in upscale mall market locations and prestigious street venues where we are currently underrepresented as well as open our own travel retail stores. In addition, we selectively target the affluent and business markets in small and mid-sized cities where there is demonstrated foot traffic and an established Tumi consumer base that is not being sufficiently served by multi-brand travel goods and accessories retailers. We also believe there is further opportunity to develop company-owned outlet stores in premium outlet malls where we currently do not have a presence. Our store-opening strategy focuses on opening profitable company-owned retail locations, as well as retail locations that enhance our brand image. We have opened 109 company-owned stores since January 1, 2011 (11 stores in 2011, 19 stores in 2012, 17 stores in 2013, 25 stores in 2014, 27 stores in 2015 and 10 stores in the six months ended June 26, 2016), and, as part of our Tumi Japan acquisition, we added 13 additional stores in the first quarter of 2016, bringing our total to 199 company-owned stores as of June 26, 2016. While we may be unable to successfully open new company-owned stores according to plan, we have identified several locations for new company-owned stores and believe we have a market opportunity to continue to expand our company-owned store base over the long term.

•
Expand wholesale distribution globally. We currently sell products in approximately 2,000 wholesale doors in over 75 countries. We plan to continue expanding wholesale distribution globally, with a focus on key markets in Asia (including mainland China, India, Japan and South Korea), Eastern Europe and Central and South America. As part of this strategy, we will continue to develop relationships with wholesale distributors in these attractive geographies (in both new and existing markets) and increase wholesale and distribution opportunities as well as expand into additional airport locations worldwide. We expect this distribution expansion will take several forms as appropriate for the specific market opportunity, including Tumi shop-in-shops, Tumi-defined corners within existing wholesale accounts or concession and consignment arrangements.

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

While average net sales per square foot have increased over time, in the current period average net sales per square foot decreased by approximately $37, or 4%, to $969 as of June 26, 2016 from $1,006 as of December 31, 2015. This decrease was primarily due to negative North America full-price comparable store sales.

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

Reconciliation of Constant Currency Financial Measures
(In thousands, except per share data)
	Three months ended
	June 26, 2016		June 28, 2015	% Change
	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Net sales	$147,517	$147,530	$138,520	6.5%	6.5%
Operating income	$20,769	$21,612	$25,280	(17.8)%	(14.5)%
Operating income margin	14.1%	14.6%	18.3%
Net income	$13,200	$13,754	$16,719	(21.0)%	(17.7)%
Diluted earnings per share	$0.19	$0.20	$0.25	(21.0)%	(17.7)%
________________________________________
Constant currency amounts exclude both the impact of translating foreign currencies into U.S. dollars and the impact of currency rate changes on foreign currency denominated transactions.

Reconciliation of Constant Currency Financial Measures
(In thousands, except per share data)
	Six months ended
	June 26, 2016		June 28, 2015	% Change
	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
Net sales	$265,859	$266,592	$248,981	6.8%	7.1%
Operating income	$28,530	$29,740	$34,843	(18.1)%	(14.6)%
Operating income margin	10.7%	11.2%	14.0%
Net income	$21,103	$21,876	$23,093	(8.6)%	(5.3)%
Diluted earnings per share	$0.31	$0.32	$0.34	(8.3)%	(4.9)%
________________________________________
Constant currency amounts exclude both the impact of translating foreign currencies into U.S. dollars and the impact of currency rate changes on foreign currency denominated transactions.

Results of Operations
The following tables set forth condensed consolidated operating results and other operating data for the periods indicated:
Operating results

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(In thousands)
Net sales	$147,517	$138,520	$265,859	$248,981
Cost of sales	61,339	56,905	110,331	102,095
Gross margin	86,178	81,615	155,528	146,886
OPERATING EXPENSES
Selling	9,373	8,207	18,768	16,843
Marketing	4,437	4,472	9,214	8,759
Retail operations	37,200	31,782	70,752	61,040
General and administrative	14,399	11,874	28,264	25,401
Total operating expenses	65,409	56,335	126,998	112,043
Operating income	20,769	25,280	28,530	34,843
OTHER INCOME (EXPENSES)
Interest income (expense)	41	(80)	13	(185)
Gain on existing joint venture investment	—	—	3,480	—
Earnings from joint venture investment	—	90	—	302
Foreign exchange gains (losses)	(246)	353	(687)	671
Other non-operating income (expenses)	(28)	78	(39)	(104)
Total other income (expense)	(233)	441	2,767	684
Income before income taxes	20,536	25,721	31,297	35,527
Provision for income taxes	7,336	9,002	10,194	12,434
Net income	$13,200	$16,719	$21,103	$23,093

Percentage of Net Sales*

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net sales	100%	100%	100%	100%
Cost of sales	42%	41%	41%	41%
Gross margin	58%	59%	59%	59%
OPERATING EXPENSES
Selling	6%	6%	7%	7%
Marketing	3%	3%	3%	4%
Retail operations	25%	23%	27%	25%
General and administrative	10%	9%	11%	10%
Total operating expenses	44%	41%	48%	45%
Operating income	14%	18%	11%	14%
OTHER INCOME (EXPENSES)
Interest income (expense)	—%	—%	—%	—%
Gain on existing joint venture investment	—%	—%	1%	—%
Earnings from joint venture investment	—%	—%	—%	—%
Foreign exchange gains (losses)	—%	—%	—%	—%
Other non-operating income (expenses)	—%	—%	—%	—%
Total other income (expense)	—%	—%	1%	—%
Income before income taxes	14%	19%	12%	14%
Provision for income taxes	5%	6%	4%	5%
Net income	9%	12%	8%	9%
___________________________________________________
*The percentages in the table may not foot due to rounding.

The following tables summarize the number of company-owned stores open at the beginning and the end of the periods indicated:

Direct-to-Consumer North America
	June 26, 2016	June 28, 2015
Number of stores open at beginning of period	154	133
Stores opened	6	10
Stores closed	—	—
Number of stores open at end of period	160	143

Direct-to-Consumer International
	June 26, 2016	June 28, 2015
Number of stores open at beginning of period	23	19
Stores opened	4	2
Stores added from Tumi Japan acquisition	13	—
Stores closed	(1)	—
Number of stores open at end of period	39	21

Three months ended June 26, 2016 compared with the three months ended June 28, 2015
Net Sales
The following table presents net sales by operating segment for the three months ended June 26, 2016 compared with the three months ended June 28, 2015:

	Three Months Ended June 26, 2016	Three Months Ended June 28, 2015	% Change
	(In thousands)
Direct-to-Consumer North America	$68,023	$65,399	4%
Direct-to-Consumer International	14,988	7,397	103%
Indirect-to-Consumer North America	25,732	25,534	1%
Indirect-to-Consumer International	38,774	40,190	(4)%
Total	$147,517	$138,520	6%

Net sales increased $9.0 million, or 6%, to $147.5 million for the three months ended June 26, 2016 from $138.5 million for the three months ended June 28, 2015. The increase in net sales was primarily driven by incremental revenue from consolidating Tumi Japan during the three months ended June 26, 2016. In addition, there were 25 new stores opened since the second quarter of 2015 (not including stores added from the Tumi Japan acquisition), which contributed to approximately 58% of the overall sales growth experienced from the three months ended June 28, 2015 to the three months ended June 26, 2016. There were 7 new company-owned store openings and 2 store relocations during the three months ended June 26, 2016. Consumer response to several new product initiatives also contributed to our growth, and we saw growth in sales in our women’s collection. Additionally, net sales were negatively impacted during the period by softer sales in our department store business, as well as our Asia-Pacific wholesale business.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 4% increase for the three months ended June 26, 2016 as compared with the three months ended June 28, 2015. Of the 25 new stores opened since the second quarter of 2015, 18 were in the North America segment and contributed to over 100% of the net sales growth experienced in the Direct-to-Consumer North America segment from the three months ended June 28, 2015 to the three months ended June 26, 2016. Comparable store sales are calculated based on our company-owned stores that have been open for at least a full calendar year as of the end of our annual reporting period. For example, a store opened in October 2015 will not impact the comparable store comparison until January 1, 2017. Additionally, temporary store closings, store expansions and store relocations are excluded from the comparable store base under most circumstances. Overall, North America comparable store sales decreased 3.0% for the period. North America full-price comparable store sales decreased 2.7%, North America outlet comparable store sales increased 1.8% and our North America e-commerce sales decreased 13.9%.
Net sales attributable to the Direct-to-Consumer International segment experienced a 103% increase for the three months ended June 26, 2016 as compared with the three months ended June 28, 2015. This increase in net sales was primarily driven by incremental revenue from consolidating Tumi Japan during the three months ended June 26, 2016. Additionally, of the 25 new stores opened since the second quarter of 2015, 7 were in our International segment and comprised approximately 16% of the net sales growth experienced in the Direct-to-Consumer International segment from the three months ended June 28, 2015 to the three months ended June 26, 2016. Overall, our international comparable store sales increased 10.5% (7.1% in Euros) for the period. Our international full-price comparable store sales increased 1.0% (decreased 1.0% in Euros) and outlet comparable store sales were up 11.3% (6.8% in Euros). Our international e-commerce sales increased 87.7% (81.3% in Euros).
Overall, comparable store sales for all Direct-to-Consumer channels decreased 1.6% globally for the three months ended June 26, 2016 as compared with the three months ended June 28, 2015.
Net sales attributable to the Indirect-to-Consumer North America segment increased 1% for the three months ended June 26, 2016 as compared with the three months ended June 28, 2015. The increase in our Indirect-to-Consumer North America net sales was primarily driven by strong sales in our special markets business during the three months ended June 26, 2016. This increase was largely offset by softness in our department store business largely due to weaker traffic trends in these locations.
Net sales attributable to the Indirect-to-Consumer International segment decreased 4% for the three months ended June 26, 2016 as compared with the three months ended June 28, 2015. In our Asia-Pacific region, net sales were negatively impacted during the three months ended June 26, 2016 as we did not anniversary our Alpha Bravo re-launch, which benefited sales during the second quarter of 2015.

Cost of sales
Cost of sales increased by $4.4 million, or 7.8%, to $61.3 million for the three months ended June 26, 2016 as compared to $56.9 million for the three months ended June 28, 2015. In addition, gross margin increased by $4.6 million, or 5.6%, to $86.2 million for the three months ended June 26, 2016 as compared to $81.6 million for the three months ended June 28, 2015. The increase in cost of sales and gross margin dollars was primarily driven by the 6.5% increase in net sales.
Gross margin as a percentage of net sales is dependent upon a variety of factors including changes in relative sales mix among distribution channels, changes in the mix of product sold, the timing and level of promotional activities, fluctuations in foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross margin as a percentage of net sales to fluctuate from year to year. Gross margin as a percentage of net sales was 58.4% for the three months ended June 26, 2016 and 58.9% for the three months ended June 28, 2015. The decrease was primarily attributable to lower margins from Tumi Japan during the three months ended June 26, 2016. This decrease was partially offset by a shift in channel mix from wholesale to retail, as retail sales represented approximately 56.3% of total sales for the three months ended June 26, 2016 compared to 52.6% in the three months ended June 28, 2015. We continue to expand our retail footprint as part of our long-term growth strategy and we have opened 25 new stores since the second quarter of 2015. We typically realize higher gross margins in our retail business as compared to our wholesale business.
Selling expense
Selling expense increased by $1.2 million, or 14.2%, to $9.4 million for the three months ended June 26, 2016 as compared to $8.2 million for the three months ended June 28, 2015. This was primarily due to an increase of approximately $1.3 million attributable to consolidating Tumi Japan.
Marketing expense
Marketing expense remained flat at $4.4 million for the three months ended June 26, 2016 as compared to $4.5 million for the three months ended June 28, 2015.
Retail Operations expense
Retail operations expense increased by $5.4 million, or 17.0%, to $37.2 million for the three months ended June 26, 2016 as compared to $31.8 million for the three months ended June 28, 2015. The increase in retail operations expense was primarily driven by the opening of 25 new stores since the second quarter of 2015, as well as an increase of approximately $2.2 million attributable to consolidating Tumi Japan.
General and administrative expense
General and administrative expense increased by $2.5 million, or 21.3%, to $14.4 million for the three months ended June 26, 2016 as compared to $11.9 million for the three months ended June 28, 2015. This increase was primarily attributable to consolidating Tumi Japan, as well as $1.5 million of expenses related to the merger agreement with Samsonite. This increase was partially offset by lower after sales service expenses in the three months ended June 26, 2016.
Operating income
The following table presents operating income (loss) by segment for the three months ended June 26, 2016 as compared with the three months ended June 28, 2015:

	Three Months Ended June 26, 2016	Three Months Ended June 28, 2015	% Change
	(In thousands)
Direct-to-Consumer North America	$17,366	$18,336	(5)%
Direct-to-Consumer International	1,701	441	286%
Indirect-to-Consumer North America	10,712	9,927	8%
Indirect-to-Consumer International	10,997	14,144	(22)%
Non-allocated corporate expenses	(20,007)	(17,568)	(14)%
Total	$20,769	$25,280	(18)%

Operating income decreased $4.5 million, or 18%, to $20.8 million for the three months ended June 26, 2016 from $25.3 million for the three months ended June 28, 2015. Our decrease in operating income reflects a decrease of approximately $3.0 million attributable to consolidating Tumi Japan. We also saw a decrease in operating income from our Direct-to-Consumer North America segment, primarily due to negative comparable store sales in our full price stores, as well as a decline in sales in our North America e-commerce business during the three months ended June 26, 2016. In addition, we incurred approximately $1.5 million of expenses related to the merger agreement with Samsonite during the three months ended June 26, 2016.

Operating income attributable to the Direct-to-Consumer North America segment experienced a 5% decrease for the three months ended June 26, 2016 as compared with the three months ended June 28, 2015. This was primarily due to negative full price comparable store sales as well as a decline in sales in our North America e-commerce business during the three months ended June 26, 2016.

Operating income attributable to the Direct-to-Consumer International segment increased 286% for the three months ended June 26, 2016 as compared with the three months ended June 28, 2015. This was primarily due to an increase in operating income of approximately $0.4 million attributable to consolidating Tumi Japan, as well as strong overall comparable store sales and growth from our international e-commerce websites.

Operating income attributable to the Indirect-to-Consumer North America segment experienced an increase of 8% for the three months ended June 26, 2016 as compared with the three months ended June 28, 2015. This was largely due to higher gross margins realized in our special markets business during the three months ended June 26, 2016.

Operating income attributable to the Indirect-to-Consumer International segment experienced a 22% decrease for the three months ended June 26, 2016 as compared with the three months ended June 28, 2015. This was primarily due to consolidating Tumi Japan, with Tumi Japan Direct-to-Consumer sales now included in our Direct-to-Consumer International segment, as well as softer sales in our Asia-Pacific region.
Non-allocated corporate expenses represent expenses not attributable to a particular operating segment, and consist of core corporate expenses such as corporate marketing, design, general and administrative expenses, after sales service costs, shipping and warehousing, human resources related to corporate overhead, finance, legal and professional fees and other costs. As we expand our business, we believe general and administrative expenses will increase in dollar amount in future periods, although we expect to leverage these expenses against sales as the business grows. Non-allocated corporate expenses increased 14% for the three months ended June 26, 2016 as compared with the three months ended June 28, 2015. This increase was primarily attributable to consolidating Tumi Japan, as well as expenses of $1.5 million related to the merger agreement with Samsonite.
Operating margin was 14% for the three months ended June 26, 2016 as compared to 18% for the three months ended June 28, 2015, as the previously mentioned impact of consolidating Tumi Japan, expenses related to the merger agreement with Samsonite, as well as retail operations expense for new stores and the wrap effect (expenses for stores for which there were little or no expenses in the comparable prior period) of stores opened since the second quarter of 2015, offset some of our fixed cost leverage.
Other income and expenses
Other income and expenses, net, decreased $0.7 million to a loss of $0.2 million for the three months ended June 26, 2016 from income of $0.4 million for the three months ended June 28, 2015. This decrease was primarily driven by foreign exchange losses during the three months ended June 26, 2016.
Income tax expense
Provision for income taxes decreased $1.7 million, or 19%, to $7.3 million in the three months ended June 26, 2016 from $9.0 million in the three months ended June 28, 2015. This was primarily due to lower income before taxes for the three months ended June 26, 2016.
Net income
Net income decreased $3.5 million to $13.2 million for the three months ended June 26, 2016 from $16.7 million for the three months ended June 28, 2015. This decrease was primarily driven by higher operating expenses due to the aforementioned impact of consolidating Tumi Japan, expenses of $1.5 million related to the merger agreement with Samsonite, as well as retail operations expense for new stores and the wrap effect of stores opened since the second quarter of 2015.
Basic weighted average shares outstanding were 67.6 million and 67.9 million shares for the three months ended June 26, 2016 and June 28, 2015, respectively. Diluted weighted average shares outstanding were 67.9 million shares for both the three months ended June 26, 2016 and June 28, 2015. Basic EPS was $0.20 per common share for the three months ended June 26, 2016 versus $0.25 per common share for the three months ended June 28, 2015. Diluted EPS was $0.19 per common share for the three months ended June 26, 2016 versus $0.25 per common share for the three months ended June 28, 2015.

Six Months Ended June 26, 2016 compared with the six months ended June 28, 2015
Net Sales
The following table presents net sales by operating segment for the six months ended June 26, 2016 compared with the six months ended June 28, 2015:

	Six Months Ended June 26, 2016	Six Months Ended June 28, 2015	% Change
	(In thousands)
Direct-to-Consumer North America	$125,191	$117,401	7%
Direct-to-Consumer International	27,738	13,896	100%
Indirect-to-Consumer North America	44,604	47,770	(7)%
Indirect-to-Consumer International	68,326	69,914	(2)%
Total	$265,859	$248,981	7%

Net sales increased $16.9 million, or 7%, to $265.9 million for the six months ended June 26, 2016 from $249.0 million for the six months ended June 28, 2015. The increase in net sales was primarily driven by incremental revenue from consolidating Tumi Japan during the six months ended June 26, 2016. In addition, there were 25 new stores opened since the second quarter of 2015 (not including stores added from the Tumi Japan acquisition), which contributed to approximately 51% of the overall sales growth experienced from the six months ended June 28, 2015 to the six months ended June 26, 2016. There were 10 new company-owned store openings, 3 store relocations, 2 store renovations and 1 store closure during the six months ended June 26, 2016. Consumer response to several new product initiatives also contributed to our growth, and we saw growth in sales in our women’s category as well as our premium product collections. Additionally, net sales were negatively impacted during the period by softer sales in our specialty store and department store businesses as well as our Asia-Pacific wholesale business.
Net sales attributable to the Direct-to-Consumer North America segment experienced a 7% increase for the six months ended June 26, 2016 as compared with the six months ended June 28, 2015. Of the 25 new stores opened since the second quarter of 2015, 18 were in the North America segment and comprised approximately 85% of the net sales growth experienced in the Direct-to-Consumer North America segment from the six months ended June 28, 2015 to the six months ended June 26, 2016. Overall, North America comparable store sales decreased 1.6% for the period. North America full-price comparable store sales decreased 3.0%, North America outlet comparable store sales increased 3.5% and our North America e-commerce sales decreased 6.5%.
Net sales attributable to the Direct-to-Consumer International segment experienced a 100% increase for the six months ended June 26, 2016 as compared with the six months ended June 28, 2015. This increase in net sales was primarily driven by incremental revenue from consolidating Tumi Japan during the first half of 2016. Additionally, of the 25 new stores opened since the second quarter of 2015, 7 were in our International segment and comprised approximately 15% of the net sales growth experienced in the Direct-to-Consumer International segment from the six months ended June 28, 2015 to the six months ended June 26, 2016. Overall, our international comparable store sales increased 8.7% (8.7% in Euros) for the period. Our international full-price comparable store sales increased 1.3% (1.3% in Euros) and outlet comparable store sales were up 7.7% (7.7% in Euros). Our international e-commerce sales increased 53.2% (53.2% in Euros).
Overall, comparable store sales for all Direct-to-Consumer channels decreased 0.6% globally for the six months ended June 26, 2016 as compared with the six months ended June 28, 2015.
Net sales attributable to the Indirect-to-Consumer North America segment decreased 7% for the six months ended June 26, 2016 as compared with the six months ended June 28, 2015. Our Indirect-to-Consumer North America net sales have been negatively impacted by a decline in sales in our specialty store business, due primarily to a decline in the number of our specialty store accounts, as well as softness in our department store business largely due to weaker traffic trends in these locations.
Net sales attributable to the Indirect-to-Consumer International segment decreased 2% for the six months ended June 26, 2016 as compared with the six months ended June 28, 2015. In our Asia-Pacific region, net sales were negatively impacted during the six months ended June 26, 2016 as we did not anniversary our Tegra-lite launch and our Alpha Bravo re-launch, both which benefited sales during the first half of 2015.

Cost of sales
Cost of sales increased by $8.2 million, or 8.1%, to $110.3 million for the six months ended June 26, 2016 as compared to $102.1 million for the six months ended June 28, 2015. In addition, gross margin increased by $8.6 million, or 5.9%, to $155.5 million for the six months ended June 26, 2016 as compared to $146.9 million for the six months ended June 28, 2015. The increase in cost of sales and gross margin dollars was primarily driven by the 6.8% increase in net sales.
Gross margin as a percentage of net sales was 58.5% for the six months ended June 26, 2016 and 59.0% for the six months ended June 28, 2015. The decrease was primarily attributable to lower margins from Tumi Japan during the six months ended June 26, 2016. This decrease was partially offset by a shift in channel mix from wholesale to retail, as retail sales represented approximately 57.5% of total sales for the six months ended June 26, 2016 compared to 52.7% in the six months ended June 28, 2015. We continue to expand our retail footprint as part of our long-term growth strategy and we have opened 25 new stores since the second quarter of 2015. We typically realize higher gross margins in our retail business as compared to our wholesale business.
Selling expense
Selling expense increased by $1.9 million, or 11.4%, to $18.8 million for the six months ended June 26, 2016 as compared to $16.8 million for the six months ended June 28, 2015. This was primarily due to an increase of approximately $2.9 million attributable to consolidating Tumi Japan. Additionally, included in the six months ended June 28, 2015 was $0.7 million in severance costs compared to $0.1 million in the six months ended June 26, 2016.
Marketing expense
Marketing expense increased by $0.5 million, or 5.2%, to $9.2 million for the six months ended June 26, 2016 as compared to $8.8 million for the six months ended June 28, 2015. The increase in marketing expense was primarily due to additional expenses from consolidating Tumi Japan of approximately $0.7 million.
Retail Operations expense
Retail operations expense increased by $9.7 million, or 15.9%, to $70.8 million for the six months ended June 26, 2016 as compared to $61.0 million for the six months ended June 28, 2015. The increase in retail operations expense was primarily driven by the opening of 25 new stores since the second quarter of 2015, as well as an increase of approximately $4.1 million attributable to consolidating Tumi Japan.
General and administrative expense
General and administrative expense increased by $2.9 million, or 11.3%, to $28.3 million for the six months ended June 26, 2016 as compared to $25.4 million for the six months ended June 28, 2015. This increase was primarily attributable to consolidating Tumi Japan, as well as expenses of $2.4 million related to the merger agreement with Samsonite. This increase was partially offset by lower severance costs during the six months ended June 26, 2016. During both the six months ended June 26, 2016 and the six months ended June 28, 2015 we incurred additional costs resulting from our decision to eliminate redundancies, streamline processes, and leverage fixed costs within certain selling, general and administrative functions. In this regard, the Company reduced headcount and incurred related severance and termination costs in the amount of approximately $0.5 million and $1.0 million during the first half of 2016 and 2015, respectively.
Operating income
The following table presents operating income (loss) by segment for the six months ended June 26, 2016 as compared with the six months ended June 28, 2015:

	Six Months Ended June 26, 2016	Six Months Ended June 28, 2015	% Change
	(In thousands)
Direct-to-Consumer North America	$29,147	$29,170	<1%
Direct-to-Consumer International	2,491	586	325%
Indirect-to-Consumer North America	18,010	18,572	(3)%
Indirect-to-Consumer International	18,117	23,077	(21)%
Non-allocated corporate expenses	(39,235)	(36,562)	(7)%
Total	$28,530	$34,843	(18)%

Operating income decreased $6.3 million, or 18.1%, to $28.5 million for the six months ended June 26, 2016 from $34.8 million for the six months ended June 28, 2015. Our decrease in operating income reflects a decrease of approximately $4.8 million attributable to consolidating Tumi Japan. We also saw a decrease in operating income from our Indirect-to-Consumer North America segment, primarily due to the decline in sales and gross margin dollars in this segment which were particularly impacted by softer sales in our specialty store and department store businesses. In addition, we incurred approximately $2.4 million of expenses related to the merger agreement with Samsonite during the six months ended June 26, 2016.

Operating income attributable to the Direct-to-Consumer North America segment was flat for the six months ended June 26, 2016 as compared with the six months ended June 28, 2015. This was primarily due to negative full price comparable store sales as well as a decline in sales in our North America e-commerce business, partially offset by growth from our outlet stores during the six months ended June 26, 2016.

Operating income attributable to the Direct-to-Consumer International segment increased 325% for the six months ended June 26, 2016 as compared with the six months ended June 28, 2015. This was primarily due to an increase in operating income of approximately $0.9 million attributable to consolidating Tumi Japan, as well as growth from our international e-commerce websites.

Operating income attributable to the Indirect-to-Consumer North America segment experienced a decrease of 3% for the six months ended June 26, 2016 as compared with the six months ended June 28, 2015. This was largely due to the decline in sales and gross margin dollars in this segment which were particularly impacted by softer sales in our specialty store and department store businesses, as well as our Canadian wholesale business.

Operating income attributable to the Indirect-to-Consumer International segment experienced a 21% decrease for the six months ended June 26, 2016 as compared with the six months ended June 28, 2015. This was primarily due to consolidating Tumi Japan, with Tumi Japan Direct-to-Consumer sales now included in our Direct-to-Consumer International segment, as well as softer sales in our Asia-Pacific region.
Non-allocated corporate expenses increased 7% for the six months ended June 26, 2016 as compared with the six months ended June 28, 2015. This increase was primarily attributable to consolidating Tumi Japan, as well as expenses of $2.4 million related to the merger agreement with Samsonite, partially offset by the aforementioned lower severance costs during the six months ended June 26, 2016.
Operating margin was 11% for the six months ended June 26, 2016 as compared to 14% for the six months ended June 28, 2015, as the previously mentioned impact of consolidating Tumi Japan, expenses related to the merger agreement with Samsonite, as well as retail operations expense for new stores and the wrap effect of stores opened since the second quarter of 2015, offset some of our fixed cost leverage.
Other income and expenses
Other income and expenses, net increased $2.1 million to $2.8 million for the six months ended June 26, 2016 from $0.7 million for the six months ended June 28, 2015. This increase was primarily driven by the gain on our existing joint venture investment recorded in connection with the Tumi Japan acquisition, during the first quarter of 2016.
Income tax expense
Provision for income taxes decreased $2.2 million, or 18%, to $10.2 million in the six months ended June 26, 2016 from $12.4 million in the six months ended June 28, 2015. This was primarily due to the benefit from the pre-tax gain on our existing joint venture investment recorded in connection with our Tumi Japan acquisition, which is non-taxable. This benefit has been recorded as a discrete item for the six months ended June 26, 2016.
Net income
Net income decreased $2.0 million to $21.1 million for the six months ended June 26, 2016 from $23.1 million for the six months ended June 28, 2015. This decrease was primarily driven by higher operating expenses due to the aforementioned impact of consolidating Tumi Japan, expenses of $2.4 million related to the merger agreement with Samsonite, as well as retail operations expense for new stores and the wrap effect of stores opened since the second quarter of 2015.
Basic weighted average shares outstanding were 67.5 million and 67.9 million shares for the six months ended June 26, 2016 and June 28, 2015, respectively. Diluted weighted average shares outstanding were 67.7 million and 67.9 million shares for the six months ended June 26, 2016 and June 28, 2015, respectively. Basic and diluted EPS was $0.31 per common share for the six months ended June 26, 2016 versus $0.34 per common share for the six months ended June 28, 2015.

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
Cash and cash equivalents
As of June 26, 2016, we had cash and cash equivalents of $113.1 million. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.
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
We generated cash flows from operations of $28.1 million during the six months ended June 26, 2016, compared to $35.2 million during the six months ended June 28, 2015. The decrease was primarily driven by a decrease in accounts payable and accrued expenses as of June 26, 2016, largely related to the timing of vendor payments, as well as the prepayment of income taxes during the six months ended June 26, 2016.
Investing activities
Cash flows used for investing activities consisted of capital expenditures for store expansion plans, store renovations, store openings, store relocations, information technology infrastructure, distribution infrastructure and product tooling costs, as well as the Tumi Japan acquisition.
Cash used for investing activities was $12.3 million and $15.0 million for the six months ended June 26, 2016 and June 28, 2015, respectively. Capital expenditures for the year ended December 31, 2016 are expected to be in the range of $23.0 million to $28.0 million.
Financing activities
Cash flows provided by financing activities was $2.2 million for the six months ended June 26, 2016. Financing activities during the six months ended June 26, 2016 consisted primarily of borrowings and payments under the Tumi Japan Credit Facilities and notes payable, as well as proceeds received from options exercised during the first half of 2016.

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
As of June 26, 2016 and December 31, 2015, the Company had no balance outstanding under the Amended Credit Facility. Letters of credit outstanding at June 26, 2016 and December 31, 2015 totaled $384,000 under the Amended Credit Facility and, accordingly, the unused portion of the Amended Credit Facility was $69,616,000. The fee for the unused portion of the Amended Credit Facility was $26,000 and $51,000 for the three and six months ended June 26, 2016, respectively and $26,000 and $52,000 for the three and six months ended June 28, 2015.
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
The Amended Credit Facility contains customary covenants, including, but not limited to, limitations on the ability of the Borrowers and their subsidiaries to incur additional debt and liens, dispose of assets, and make certain investments and restricted payments, including the prepayment of certain debt and cash dividends. In addition, the Amended Credit Facility contains financial covenants requiring that the Borrowers maintain (a) a minimum ratio of consolidated adjusted EBITDA to consolidated cash interest expense (as such terms are defined in the Amended Credit Facility) of not less than 4.00 to 1.00 and (b) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of no greater than 2.25 to 1.00. The Borrowers were in compliance with all such covenants as of June 26, 2016.
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

As of June 26, 2016 the Company had $4,407,000 outstanding under the Tumi Japan Credit Facilities. This is recorded as short-term debt on the Company’s condensed consolidated balance sheet.
Notes Payable
Tumi Japan enters into promissory note arrangements with its banks.  The notes are non-interest bearing and are generally contractually due three months after the issuance date.  There were no guarantees or collateral held against the notes.
Share Repurchase Program
On November 4, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $150 million of the Company’s common stock over the following twelve months. Under the program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. The Company expects that purchases will be funded through existing cash on hand, cash from operations, borrowings or a combination of the foregoing. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume and general market conditions. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program may be suspended or discontinued at any time.
There were no repurchases made during the first half of 2016. As of June 26, 2016, the remaining availability under the Company’s share repurchase program was approximately $141,546,000. All repurchased shares of common stock have been accounted for as treasury stock at cost.
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

Recently Issued Accounting Pronouncements
Except as discussed in Note 2—Recently Issued Accounting Pronouncements to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we have considered all new accounting pronouncements and have concluded that there are no new pronouncements that we expect to have a material impact on our results of operations, financial condition, or cash flows, based on current information.

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
 On April 19, 2016, the same plaintiff who filed the Sun State Court Action, filed an action in the District of New Jersey, captioned Sun v. Tumi Holdings, Inc., et al., No. 2:16-cv-02184-JMV-JBC (D. NJ.) (the “Sun Federal Court Action”).  The Sun Federal Court Action makes only disclosure claims, alleging an individual claim for violation of Section 14(a) of the Securities Exchange Act of 1934, as amended to date (“1934 Act”) against Tumi and the members of its board, as well as an individual claim for violation of Section 20(a) of the 1934 Act against Samsonite and the members of Tumi’s board.  Tumi and the board believes these claims are wholly without merit. Regardless, on May 13, 2016, Tumi filed a revised Preliminary Proxy Statement that mooted all of the claims in the Sun Federal Court Action.  Accordingly, on July 19, 2016, plaintiff, Tumi, and the other defendants in the Sun Federal Court Action filed with the court a Stipulation of Dismissal and Proposed Order (the "Stipulation") informing the court that plaintiff believes his claims have been mooted and requesting that the court dismiss the action with prejudice.  The Stipulation also states that plaintiff intends to submit an application to the court for an award of attorneys’ fees in connection with the mooted claims.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016 as updated by Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2016, filed with the SEC on May 5, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

The following table sets forth the repurchases of shares of the Company’s common stock during the quarter ended June 26, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
March 28, 2016 - May 1, 2016	—	—	—	—
May 2, 2016 - May 29, 2016	273¹	$26.62	—	—
May 30, 2016 - June 26, 2016	—	—	—	—
Total	273	$26.62	—	—
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

TUMI HOLDINGS, INC.

July 29, 2016	/s/ Michael J. Mardy
Date	Michael J. Mardy
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document